Form 10QSB
period 1996-04-02
MACHEEZMO MOUSE RESTAURANTS INC
filed 1996-05-16
CIK 928065

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                   FORM 10-QSB


[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 2, 1996

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________.


                           COMMISSION FILE NO. 0-24788


                        MACHEEZMO MOUSE RESTAURANTS, INC.
        (Exact name of small business issuer as specified in its charter)

                 OREGON                                     93-0929139
     (State or other jurisdiction of          (I.R.S. Employer Identification Number)
     incorporation or organization)

    1020 SW Taylor Street, Suite 685
           Portland, Oregon                                    97205
(Address of principal executive offices)                    (Zip Code)

                                 (503) 274-0001
                           (Issuer's telephone number)

                                 Not applicable.
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes XX            No
                        --

        Shares of Common Stock outstanding, at April 30, 1996: 3,920,479

                        MACHEEZMO MOUSE RESTAURANTS, INC.

                                      INDEX



                                                                   Page
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

     Condensed Balance Sheets at April 2, 1996 and June 27, 1995.... 1

     Condensed Statement of Operations for the Twelve Weeks
     and Forty Weeks Ended April 2, 1996 and April 4, 1995.......... 2

     Condensed Statement of Cash Flows for the Forty Weeks
     Ended April 2, 1996 and April 4, 1995.......................... 3

     Notes to Unaudited Condensed Financial Statements.............. 4

   Item 2 - Management's Discussion and Analysis of Financial
          Conditions and Results of Operations...................... 5


PART II - OTHER INFORMATION

    Item Exhibits and Reports on Form 8-K ......................... 10

PART I. FINANCIAL INFORMATION
Item 1 - Financial Statements

MACHEEZMO MOUSE RESTAURANTS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share amounts)


                                                                                  April 2,      June 27,
                                                                                    1996          1995
                                                                                 ----------     ---------
                                                                                (unaudited)

Assets
Current Assets
        Cash and cash equivalents                                              $      571     $      489
        Short term investments in government securities                             2,489          2,442
        Inventories                                                                   143            110
        Non-trade receivable                                                           73             95
        Current deferred tax asset                                                      9              9
        Other current assets                                                          144             95
                                                                                 ----------     ---------
                Total current assets                                                3,429          3,240

        Property and equipment, net                                                 4,398          4,431
        Long term investments in government securities                                499          1,474
        Long term deferred tax asset                                                   94            154
        Other assets                                                                   57             69
                                                                                ----------      ---------

                                                                               $    8,477          9,368
                                                                                 ----------     ---------
                                                                                 ----------     ---------
LIABILITIES AND PREFERRED STOCK,
COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
        Accounts payable                                                              350            463
        Accrued payroll and payroll related expenses                                  184            200
        Accrued expenses and other current liabilities                                 64             50
                                                                                 ----------     ---------
                Total current liabilities                                      $      598     $      713

Other deferred liabilities
        Deferred rent expense                                                         173            172
        Other liabilities                                                              --             40
                                                                                 ----------     ----------
                Total liabilities                                              $      771     $      925
                                                                                 ----------     ---------
                                                                                 ----------     ---------

Preferred Stock, Common Stock, and Other Shareholders' Equity (deficit):

        Preferred stock, undesignated, 5,000 shares authorized, none issued                           --
        Common stock, 10,000 shares authorized, 3,920
              issued and outstanding at April 2, 1996 and 3,913 shares
              issued and outstanding at June 27, 1995                               10,145        10,130
        Paid-in-capital                                                                 55            55
        Accumulated deficit                                                         (2,494)       (1,742)
                                                                                 ----------     ---------
        Total preferred stock, common stock, and other
        shareholders' equity (deficit)                                               7,706         8,443
                                                                                 ----------     ---------
                                                                                $    8,477      $  9,368
                                                                                 ----------     ---------
                                                                                 ----------     ---------


                See Notes to Condensed Financial Statements

MACHEEZMO MOUSE RESTAURANTS, INC.
STATEMENT OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

                                              For the Twelve             For the Forty
                                                Weeks Ended              Weeks Ended
                                          ---------------------    ------------------------
                                           April 2,    April 4,    April 2,        April 4,
                                             1996        1995        1996            1995
                                          ---------   ---------    --------       ---------
Sales                                     $  2,085    $  2,367     $  7,567       $  7,871

Cost and expenses
  Food, beverage and packaging costs           583         624        2,055          2,105
  Restaurant labor                             702         684        2,472          2,229
  Other restaurant operating expenses          546         406        1,771          1,251
  Depreciation and amortization                185         134          597            384
  General and administrative expenses          412         403        1,555          1,176
                                          --------    --------     --------       --------
  Total operating costs and expenses         2,428       2,251        8,450          7,145
                                          --------    --------     --------       --------
Operating income (loss)                       (343)        116         (883)           726

Other expenses (income)
  Interest income                              (51)        (70)        (191)          (153)
  Interest expense                              --          --           --              6
  Loss on disposal of equipment                 --          --           --              3
                                          --------    --------     --------       --------
Income (loss) before income taxes             (292)        186         (692)           870
                                          --------    --------     --------       --------
(Benefit) provision for income taxes            25          (5)          60            109
                                          --------    --------     --------       --------
Net income (loss)                         $   (317)   $    191     $   (752)      $    761
                                          --------    --------     --------       --------
                                          --------    --------     --------       --------
  Net income (loss) per share             $  (0.08)   $   0.05     $  (0.19)      $   0.21
                                          --------    --------     --------       --------
                                          --------    --------     --------       --------
       Shares used in computing
       per share amounts                     3,920       3,998        3,917          3,655
                                          --------    --------     --------       --------
                                          --------    --------     --------       --------

                   See Notes to Condensed Financial Statements
                                        2


STATEMENT OF CASH FLOWS
(In thousands)                                                               For the Forty Weeks Ended
                                                                         -------------------------
(Unaudited)                                                                 April 2,     April 4,
                                                                              1996         1995
                                                                           -----------    ---------

Cash flows from operating activities
  Net income (loss)                                                       $     (752)    $     761

Adjustments to reconcile net income to net cash provided
by operating activities:
  Depreciation and amortization                                                   597          384
  Loss on disposal of equipment                                                    --            3
  Discount premium amortization on investments                                    (10)          --
  Deferred tax assets                                                              60           --
  Net changes in operating assets and liabilities:
      Inventories                                                                 (33)         (12)
      Non-trade receivables                                                        22         (107)
  Other current assets                                                            (49)        (119)
  Accounts payable, accrued expenses, and deferred liabilities                   (154)         392
                                                                           -----------    ---------

  Net cash provided (used) by operating activities                               (319)       1,302
                                                                           -----------    ---------

Cash flows from investing activities:
  Acquisition of property and equipment                                          (564)      (1,970)
  Proceeds from maturity of government securities                               1,931           --
  Investment securities purchased                                                (993)      (2,942)
  Decrease (increase) in other assets                                              12          (14)
                                                                           -----------    ---------

Net cash provided (used) in investing activities:                                 386       (4,926)
                                                                           -----------    ---------

Cash flows from financing activities
  Net cash proceeds from sale of common stock                                      --        5,871
  Proceeds from exercise of stock options                                          15           48
  Payments on line of credit                                                       --         (281)
                                                                           -----------    ---------

  Net cash provided by financing activities                                        15        5,638
                                                                           -----------    ---------

  Net increase in cash and cash equivalents                                        82        2,014
                                                                           -----------    ---------

Cash and cash equivalents at beginning of period                                  489           87
                                                                           -----------    ---------

Cash and cash equivalents at end of period                                $       571    $   2,101
                                                                           -----------    ---------
                                                                           -----------    ---------

Supplemental disclosure of cash flow information:
Cash paid for:
  Interest                                                                         --    $       8
  Income taxes                                                            $        25    $     166

                    See Notes to Condensed Financial Satements

MACHEEZMO MOUSE RESTAURANTS, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.      BASIS OF PRESENTATION

        The accompanying condensed financial statements of the Company for the forty weeks ended April 2, 1996 and April 4, 1995 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-QSB. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any subsequent interim period or for a full year.

        Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes that the disclosures are sufficient for interim financial reporting purposes, but should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 27, 1995.

        Reclassifications have been reflected in year to date financial statements to conform the presentations to that of April 2, 1996.

2.      STOCK INCENTIVE PLAN

        In October 1995, the Company, under the 1986 Incentive Stock Option Plan, granted 26,000 shares at fair market value. At April 2, 1996, 239,812 shares remaining are available for grant.

3.      LINE OF CREDIT

        In December 1995, the Company obtained an unsecured revolving line of credit for $600,000. The agreement requires the Company to maintain certain
financial ratios and covenants.   Borrowings bear interest rates ranging from
bank's prime rate to the bank's prime rate plus 1/2% and the agreement expires October 31, 1996. As of April 2, 1996, there were no borrowings under the line of credit.


4.      PROVISION FOR INCOME TAXES

     Management estimated that recorded deferred tax assets may not be fully utilized, and established a valuation reserve resulting in a tax provision of $60,000 for the forty weeks ended April 2, 1996.

PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

     The Company commenced operations in 1981 with the opening of its first restaurant in Portland, Oregon. As of April 2, 1996, the Company owned and operated 22 Macheezmo Mouse restaurants. During the forty weeks ended April 2, 1996, the Company opened two restaurants and closed another. This expansion affects the comparability of results of operations from period to period. Sales volume for a new restaurant generally is higher in the first three four-week periods after the restaurant is opened than in subsequent periods, in part as the result of special promotional efforts in the opening periods. In addition, new restaurants may have lower restaurant operating income as a percentage of sales due to higher fixed costs of operation.

     The Company's fiscal year ends on the Tuesday nearest June 30 and is comprised of fifty-two or fifty-three weeks divided into four quarters of sixteen, twelve, twelve, and twelve or thirteen weeks, respectively. The 1995 fiscal year comprised fifty-two weeks and fiscal 1996 will comprise fifty-three weeks. Consequently, consecutive quarter-to-quarter comparisons of the Company's results of operations may not be meaningful, and results for any quarter are not necessarily indicative of the actual results for a full fiscal year.

     From time to time the Company may issue forward-looking statements that involve a number of risks and uncertainties. The following are among the factors that could cause actual results to differ materially from the forward-looking statements: business conditions and growth in the restaurant industry and general economics, both domestic and international; lower than expected same restaurant sales; competitive factors, including increased competition, new product offerings by competititors and price pressures; the availability of labor, food ingredients and beverages at reasonable prices; changes in menu offerings; and seasonal differences in sales volume. The forward-looking statements contained in this document regarding industry trends, menu offering development and introduction, sales and marketing trends, litigation, liquidity and future business activities should be considered in light of these factors.


RESULTS OF OPERATIONS

     The following is a comparative discussion of the results of operations for twelve and forty weeks ended April 2, 1996. The table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain income statement data. The table also sets forth certain restaurant data for the periods indicated.

RESULTS OF OPERATIONS
(Unaudited)

                                              For the Twelve         For the Forty
                                                Weeks Ended           Weeks Ended
                                           ---------------------   -------------------
Income Statement Data:                     April 2,     April 4,   April 2,   April 4,
                                             1996         1995       1996      1995
                                           --------     --------   --------   --------
Sales                                       100.0%       100.0%     100.0%    100.0%

Cost and expenses
      Food, beverage and packaging costs     28.0%        26.4%      27.1%     26.7%
      Restaurant labor                       33.7%        28.9%      32.7%     28.3%
      Other restaurant operating expenses    26.2%        17.1%      23.4%     15.9%
      Depreciation and amortization           8.9%         5.7%       7.9%      4.9%
      General and administrative expenses    19.7%        17.0%      20.6%     15.0%
                                            ------       ------     ------    ------
      Total operating costs and expenses    116.5%        95.1%     111.7%     90.8%
                                            ------       ------     ------    ------
Operating income (loss)                     (16.5)%        4.9%     (11.7)%     9.2%

Other expenses (income)
      Interest income                        (2.5)%       (3.0)%     (2.6)%    (2.0)%
      Interest expense                          --           --         --      0.1%
      Loss on disposal of equipment             --           --         --      0.1%
                                            ------       ------     ------    ------
Income (loss) before income taxes           (14.0)%        7.9%      (9.1)%    11.0%

(Benefit) provision for income taxes          1.2%        (0.1)%      0.8%      1.4%
                                            ------       ------     ------    ------
Net income (loss)                           (15.2)%        8.0%      (9.9)%     9.6%
                                            ------       ------     ------    ------
                                            ------       ------     ------    ------
Restaurant operating data:

Number of restaurants
      Open at beginning of period              22           17         21        13
      Open during period                       --            1          2         5
      Closed during period                     --           --          1        --
      Open at end of period                    22           18         22        18


MACHEEZMO MOUSE RESTAURANTS, INC.

RESULTS OF OPERATIONS: TWELVE WEEKS ENDED APRIL 2, 1996
COMPARED TO TWELVE WEEKS ENDED APRIL 4, 1995


SALES. Restaurant sales decreased $282,000 (12%) to $2,085,000 for the third quarter of fiscal 1996 from $2,367,000 for the third quarter of fiscal 1995. This decrease was primarily due to lower than anticipated sales volumes for units opened during fiscal 1995 and a 27% decline in same restaurant sales compared to the third quarter of fiscal 1995. The Company believes intensified industry competition and the Company's expansion within existing trade areas are factors that have had a negative impact on sales. At the end of the third quarter of fiscal 1996, the Company operated 22 restaurants. "Same restaurant sales" consist of restaurants open at least one fiscal year plus three four-week periods.

        In response to the results of a marketing research study performed during the first and second quarter of fiscal 1996, the Company began to review its current menu and test new menu offerings. During the third quarter of fiscal 1996, the Company introduced a new menu offering and began product rollout. The Company will continue to review and test new menu offerings. In addition, the Company is developing a long-term marketing plan designed to increase and build customer awareness.

COSTS AND EXPENSES. Food, beverage and packaging expenses increased as a percentage of sales to 28.0% in the third quarter of fiscal 1996 from 26.4% in the third quarter of fiscal 1995. This increase was due to higher prices for tortilla and paper products and the introduction of new menu offerings.

        Restaurant labor expense, which consists primarily of restaurant management and hourly employee wages, payroll taxes, workers' compensation and group insurance, increased as a percentage of sales to 33.7% in the third quarter of fiscal 1996 from 28.9% in the third quarter of fiscal 1995. This percentage increase reflects the effect of the Company's decline in restaurant sales and an expanded employee benefit package implemented during the third quarter of fiscal 1996.

        Other restaurant operating expenses increased as a percentage of sales to 26.2% in the third quarter of fiscal 1996 from 17.1% in the third quarter of fiscal 1995. This increase as a percentage of sales was primarily due to higher occupancy costs associated with new restaurants and to the effect of the decline in same restaurant sales. Most of these expenses, such as rent, utilities and miscellaneous supplies and services are substantially fixed in nature. As same restaurant sales decline, these expenses increase as a percentage of revenue. Costs related to the new menu offerings accounted for a small portion of the percentage of increase.

        Depreciation and amortization expense increased as a percentage of sales to 8.9% in the third quarter of fiscal 1996 from 5.7% in the third quarter of fiscal 1995 due to higher fixed asset costs associated with new restaurants and the effect of the decline in same restaurant sales.

        General and administrative expenses increased as a percentage of sales to 19.7% in the third quarter of fiscal 1996 from 17.0% in the third quarter of fiscal 1995. This increase as a percentage of sales was primarily due to the effect of the Company's decline in restaurant sales. The dollar increase was primarily the result of marketing costs associated with the new menu rollout program. This dollar increase was offset by a decrease in other overhead expenses as part of the Company's continuing focus on controlling corporate overhead costs.

OTHER EXPENSES (INCOME). Interest income was $51,000 for the third quarter of fiscal 1996 compared to $70,000 for the third quarter of fiscal 1995. The decrease in interest income resulted primarily from the use of invested funds from the Company's September 1994 initial public offering to finance new restaurant construction.

PROVISION FOR INCOME TAXES. The effective tax rate for the third quarter of fiscal 1996 was 8.5% compared to an effective income tax benefit rate of 2.7% for the same period of fiscal 1995. Management estimated that the recorded deferred tax assets may not be fully utilized and accordingly have recorded a valuation allowance against such assets. A valuation reserve of $25,000 was charged to income tax expense for the third quarter of fiscal 1996.

RESULTS OF OPERATIONS: FORTY WEEKS ENDED APRIL 2, 1996
COMPARED TO FORTY WEEKS ENDED APRIL 4, 1995


SALES. Restaurant sales decreased $304,000 (4%) to $7,567,000 in the first forty weeks of fiscal 1996 from $7,871,000 for the same period of fiscal 1995. This decrease was primarily due to lower than anticipated sales volumes for units opened during fiscal 1995 and a decline in same restaurant sales of 29% compared to the first forty weeks of fiscal 1995. The Company believes intensified industry competition and the Company's expansion within existing trade areas are factors that have had a negative impact on sales.

     In response to declining sales, the Company performed a marketing research study during the first and second quarter of fiscal 1996, to review its market position and customer base. In response to the results of the marketing research study, the Company reviewed its current menu and tested new menu offerings. During the third quarter of fiscal 1996, the Company introduced a new menu offering and began product rollout. The Company will continue to review and test new menu offerings. In addition, the Company is developing a long-term marketing plan designed to increase and build customer awareness.

COSTS AND EXPENSES. Food, beverage and packaging expenses increased as a percentage of sales to 27.1% in the first forty weeks of fiscal 1996, from 26.7% for the same period of fiscal 1995. This increase was primarily due to an increase in the price of paper and beverage costs offset by a slight decrease in chicken prices.

     Restaurant labor expense, which consists primarily of restaurant management and hourly employee wages, payroll taxes, workers' compensation and group insurance, increased as a percentage of sales to 32.7% in the first forty weeks of fiscal 1996 from 28.3% for the same period of fiscal 1995. This percentage increase reflects the effect of the Company's decline in restaurant sales and an expanded employee benefit package implemented during quarter three of fiscal 1996.

     Other restaurant operating expenses increased as a percentage of sales to 23.4% in the first forty weeks of fiscal 1996 from 15.9% for the same period of fiscal 1995. This increase as a percentage of sales was due to higher occupancy costs associated with new restaurants and to the effect of the decline in same restaurant sales. Most of these expenses, such as rent, utilities and miscellaneous supplies and services are substantially fixed in nature. As same restaurant sales decline, these expenses increase as a percentage of revenue.
In addition, occupancy charges relating to the Company's decision not to renew a restaurant lease accounted for a small portion of the increase.

     Depreciation and amortization expense increased as a percentage of sales to 7.9% in the first forty weeks of fiscal 1996 from 4.9% for the same period of fiscal 1995 due to higher fixed asset costs associated with new restaurants and the effect of the decline in same restaurant sales. In addition, unamortized leasehold improvements relating to the Company's decision not to renew a restaurant lease accounted for a small portion of the increase.

     General and administrative expenses increased as a percentage of sales to 20.6% in the first forty weeks of fiscal 1996 from 15.0% for the same period of fiscal 1995. This increase was primarily due to expenses relating to marketing research, advertising programs and new product research and development costs. These increases were slightly offset by a decrease in other corporate overhead expenses as part of the Company's continuing focus on controlling overhead costs.

OTHER EXPENSES (INCOME). Interest income was $191,000 for the first forty weeks of fiscal 1996 compared to $153,000 for the same period of fiscal 1995. This increase resulted from investment of net proceeds from the Company's September 1994 initial public offering.


PROVISION FOR INCOME TAXES. The effective income tax rate for the forty weeks ended April 2, 1996 was 8.6% compared to an effective income tax rate of 12.5% for the same period of fiscal 1995. Management estimated that the recorded deferred tax assets may not be fully utilized, and accordingly established a valuation reserve resulting in a tax provision of $60,000 for the forty weeks ended April 2, 1996.


LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its capital requirements through cash flows from operations and the proceeds from its initial public offering in September 1994.

     For the forty weeks ended April 2, 1996 and April 4, 1995, the Company invested $564,000 and $1,970,000, respectively, in property and equipment. The investments were funded by cash from operations and proceeds from the Company's initial public offering. Cash (used) provided from operating activities for the forty weeks ended April 2, 1996 and April 4, 1995 was ($319,000) and $1,302,000 respectively.

     The Company opened two restaurants and remodeled three restaurants in the forty weeks ended April 2, 1996. Two restaurant remodels were completed in the second quarter, with one remodel and two units opening in the first quarter.

     In the second quarter of fiscal 1996, the Company obtained an unsecured revolving line of credit for $600,000. The agreement requires the Company to maintain certain covenants. Borrowings bear interest rates ranging from bank's prime rate to the bank's prime rate plus 1/2% and the agreement expires
October 31, 1996. As of April 2, 1996, there were no borrowings under the line of credit. The Company believes its capital needs in the near future can be met with proceeds from its initial public offering and its available line of credit.


SEASONALITY

     The Company's restaurants have historically experienced higher average weekly sales in the first and fourth fiscal quarters. Accordingly, operating income margins and net income margins have been and are expected to continue to be higher in each of those quarters than in the second and third quarters. Furthermore, quarterly results have been, and are expected to continue to be, substantially affected by the timing of new restaurant openings, in part because of the Company's policy of expensing pre-opening costs. In addition, the first quarter includes 16 weeks of operations, compared with 12 weeks for each of the last three quarters. Consequently, consecutive quarter-to-quarter comparisons of the Company's results of operations may not be meaningful, and results for any quarter are not necessarily indicative of the actual results for a full fiscal year.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  EXHIBITS

          27 Financial Data Schedule

          (b)  REPORTS ON FORM 8-K

          No reports on Form 8-K have been filed during the period for which this report is filed.

                                   SIGNATURES


          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         MACHEEZMO MOUSE RESTAURANTS, INC.
                              (Registrant)



Dated: 5/16/96           /s/ REX BIRD
                         --------------------------------------
                         Rex Bird
                         President, Chief Operating Officer and
                         Authorized Officer