Form 10KSB
period 1996-07-02
MACHEEZMO MOUSE RESTAURANTS INC
filed 1996-08-30
CIK 928065

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended: July 2, 1996
                                           OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from __________ to __________

                         COMMISSION FILE NUMBER 0-24788
                        MACHEEZMO MOUSE RESTAURANTS, INC.
                 (Name of small business issuer in its charter)
                 Oregon                                 93-0929139
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)


    1020 SW Taylor Street, Suite 685,                       97205
          Portland, Oregon                               (Zip Code)
(Address of principal executive offices)


         Registrant's telephone number, including area code: 503-274-0001

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock

                          ----------------------------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes   X   No
              -----    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.___

State issuer's revenues for its most recent fiscal year:  $10,117,000

The index to exhibits appears on page 16 of this document.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of July 31, 1996: $7,124,164.

State the number of shares of Common Stock outstanding at August 15, 1996:
3,935,479.

                          ----------------------------

DOCUMENTS INCORPORATED BY REFERENCE: The Proxy Statement for the 1996 Annual Meeting of Shareholders is incorporated into Part III of this Form 10-KSB.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:   Yes      No  X
                                                     ----    ----

                      MACHEEZMO MOUSE RESTAURANTS, INC.
                       1996 FORM 10-KSB ANNUAL REPORT
                             TABLE OF CONTENTS


                                 PART I

                                                                          Page
                                                                          ----
Item 1.   Description of Business                                          2

Item 2.   Description of Property                                          9

Item 3.   Legal Proceedings                                                9

Item 4.   Submission of Matters to a Vote of Security Holders              9

                                 PART II

Item 5.   Market for Common Equity and Related Stockholder Matters        10

Item 6.   Management's Discussion and Analysis or Plan of Operation       10

Item 7.   Financial Statements                                            14

Item 8.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                            14

                                 PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act              15

Item 10.  Executive Compensation                                          15

Item 11.  Security Ownership of Certain Beneficial Owners and Management  15

Item 12.  Certain Relationships and Related Transactions                  15

Item 13.  Exhibits and Reports on Form 8-K                                16

                                 PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Macheezmo Mouse operates a chain of 19 quick service restaurants that offer fresh, high quality Mexican-style food and more. The Company's operating philosophy is to provide customers with an alternative to typical fast food restaurants by offering quick, made-to-order food that is "fresh, fit and fast." Although not marketed as health food, many of the Company's menu items meet or exceed the American Heart Association's guidelines for fat. Macheezmo Mouse restaurants offer dine-in and take-out lunch and dinner service in the Portland, Oregon and Seattle, Washington metropolitan areas. The Company opened two restaurants and closed four in fiscal 1996.

Macheezmo Mouse restaurants feature an extensive selection of specialty and traditional Mexican-style dishes, including burritos, salads, enchiladas, quesadillas, tacos and grilled, skinless breast of chicken. Recently, Macheezmo Mouse introduced " global wraps" and other non-Mexican style menu offerings. Macheezmo Mouse uses fresh ingredients in its menu items and prepares most food to order. The Company's variety of foods is designed to appeal to a broad range of customers. The Company believes many customers first dine at Macheezmo Mouse because the food is fresh and healthier, but return because of the menu items' great taste, variety, consistency and high quality.

From time to time, the Company may issue forward-looking statements that involve a number of risks and uncertainties. The following are among the factors that could cause actual results to differ materially from the forward-looking statements: business conditions and growth in the restaurant industry and general economic, both domestic and international; lower than expected same restaurant sales; competitive factors, including increased competition, new product offerings by competitors and price pressures; the availability of labor, food ingredients and beverages at reasonable prices; changes in menu offerings; and seasonal differences in sales volume. The forward-looking statements contained in this document regarding industry trends, menu offering development and introduction, sales and marketing trends, litigation, liquidity and future business activities should be considered in light of these factors.

BACKGROUND

Although the Company's commitment to serving great tasting, high quality, fresh, fit and fast food has not changed since the Company was founded, the Macheezmo Mouse concept has been developed and refined since the first restaurant was opened in Portland, Oregon in 1981. The original concept for Macheezmo Mouse was designed around a small storefront format and appealed primarily to walk-in neighborhood lunch business. The Company has since acquired more knowledge of its customer base and, simultaneously, consumer awareness of the importance of fresh ingredients has broadened. The Company now focuses primarily on suburban sites and has also introduced a new decor that is warmer, more comfortable and more compatible with evening and weekend dining in addition to lunch. The Company believes these changes have resulted in greater customer appeal and increased evening and weekend business.

The Company's mission statement emphasizes customer service, people development and shareholder value. In 1990 the Company reorganized its operational systems and employee incentives and implemented an extensive training program for restaurant-level employees and managers. This focus has resulted in effective operational systems and motivated employees who are committed to providing high levels of customer service.

CONCEPT AND OPERATING STRATEGY

Throughout fiscal 1996, the Company's strategy has evolved into that of establishing a chain of restaurants specializing in authentic, fresh, fit and fast Mexican food and more in a quick-service, casual environment. Macheezmo Mouse has been an innovator in the Mexican food quick-service market by emphasizing fresh Mexican food and more, including menu offerings which are non-Mexican in origin, made from the highest quality, authentic ingredients, offered at moderate prices in a dining niche situated between fast food and casual dining restaurants. Management believes this dining niche has emerged as one of the fastest growing niches in the restaurant industry and, as one of the largest restaurant groups in the Mexican food segment of this niche, Macheezmo Mouse is poised to take full advantage of this consumer trend. Macheezmo Mouse is committed to achieving and maintaining market leadership in the quick-service Mexican food segment by:

     - realizing maximum operating profit in its existing restaurants;

     - improving upon its competitive position, marketing potential and overall restaurant profitability;

     - prudently expanding into strategic markets; and

     - increasing the Company's prominence within the quick-service, Mexican food segment of the restaurant industry.

Macheezmo Mouse restaurants are a convenient and healthy alternative to more common Mexican fare. Management believes that persons in the Company's targeted age group, 25 to 55 years of age, prefer a healthier and tastier dining alternative to fast food. Macheezmo Mouse restaurants provide that dining alternative by offering a menu of authentic Mexican dishes to customers more quickly and at lower prices than full service Mexican food restaurants. Macheezmo Mouse restaurants use fresh ingredients and enhance the flavors by using traditional Mexican spices. Management believes that Macheezmo Mouse differs from other Mexican quick-service restaurants in its ability to offer delicious tasting, healthier, higher quality food combined with convenience, speed of service and accessibility in a casual dining atmosphere. The Company refers to this concept as ""fresh, fit and fast.''

The Company's Vice President of Research and Menu Development oversees the creation of recipes and the overall menu. One of the new strategies of the Company is to focus on new menu items and recipes, which will be in constant development. The Company intends to offer seasonal and calendar specials in the future.

The Company spent approximately $47,000 on research and menu development activities during fiscal 1996, primarily for the creation of the Company's new "Global Wraps-TM-". The amount spent on such activities in fiscal 1995 was immaterial.

QUALITY AND SUPPLY

The ability of Macheezmo Mouse to maintain a consistent quality of food throughout its restaurants depends upon purchasing food products and related items from reliable sources. Macheezmo Mouse approves its suppliers and requires them to adhere to product specifications as to freshness and quality for all food products sold in its restaurants. Macheezmo Mouse negotiates directly with its suppliers to obtain competitive prices. Management believes that all of the essential food and beverage products used in the Macheezmo Mouse restaurants are available from alternative qualified suppliers for comparable prices to what the Company currently pays. The Company has multiple food supply sources and regularly obtains competitive bids for its food products to help insure that it is receiving the best value. In addition, Management makes regular visits to the restaurants to insure that the Macheezmo Mouse standards of quality are being achieved in every area of the restaurants' operations.

RESTAURANT LOCATION AND PROTOTYPES

Management believes that the location of a restaurant is important to its success and devotes significant effort to the investigation and evaluation of potential sites. The site-selection process focuses on a variety of factors including target population density, area household income levels, visibility, accessibility, traffic volume, proximity to activity centers such as shopping malls, hotels and offices and potential competition at the location. Management also performs regular analyses of each of its restaurants for continuing viability and will close restaurants that no longer meet the Company's objective criteria.

The Macheezmo Mouse standard restaurant prototype is an approximately 1,800 square foot space located in, or in close proximity to, a community shopping or other high traffic area. A typical Macheezmo Mouse restaurant has a minimum of 60 seats. Macheezmo Mouse has a distinctive design, with an alternative design if local ordinances prohibit the original design. The prototype for alternative distribution outlets, such as mall food courts, airports, stadiums and other outlets is 500 to 800 square feet. Management believes that alternative distribution outlets could become an integral part of Macheezmo Mouse's future growth. The prototype represents Management's current standard restaurant format; however, as Macheezmo Mouse expands, different restaurant formats for different circumstances could be employed.

Macheezmo Mouse restaurants differentiate themselves from standard Mexican restaurants by having designed an atmosphere that is clean, comfortable and friendly and with its smoke-free environment, complements today's family dining trends. Employees are eager to take each customers' order at the register and ensure excellent customer service. Customers are encouraged to make unlimited trips to the salsa bar and enjoy free beverage refills, which substantially enhances the message of value.

Customers are invited into Macheezmo Mouse by the familiar Company logo and sign announcing "Mexican and More." Newer restaurants have inviting interiors featuring natural materials and bold colors. Turquoise, rose, salmon and gold set against natural wood and terra cotta floors create a warm, rich setting with a historical reference to the American Southwest. The layout includes areas for ordering, food pick-up, self-service drinks and utensils, salsa bar and dining. Each Macheezmo Mouse restaurant features a custom designed cooking area that supports efficient food preparation and delivery and allows customers to view the preparation of their meals. New restaurants are built according to this design. The Company has updated the "high tech" design of its older restaurants to the warmer, softer look of the Company's new restaurants.

MENU

The Company's menu is designed to offer a wide variety of Mexican-style dishes to appeal to a broad customer base. The menu offers items that meet or exceed the guidelines of the American Heart Association for fat, cholesterol and sodium content. Most ingredients are prepared fresh daily at each location by baking, grilling or steaming. No animal fats or tropical oils are added. Because consumers increasingly are looking for healthy dining opportunities, but not necessarily "health food," the Company places great importance on fresh taste. Items are prepared to retain natural flavors and nutritional values, and recipes rely on herbs and spices instead of salt and fat to attain great taste. The menu includes burritos, salads, enchiladas, quesadillas, tacos, grilled, skinless breast of chicken and newly introduced Global Wraps-TM- which come in three varieties, Greek, Italian and Thai. The menu has a wide variety of vegetarian items, an Express Menu section that includes Speedo Burritos and Speedo Salads and a section that includes "Just Kids" items. Macheezmo Mouse restaurants generally are open from lunch through dinner and customers can either dine-in or take-out. For restaurants that serve both meals, lunch and dinner sales are approximately equal. Most menu items are priced at $4.00 or less. In fiscal 1996, the average customer check was $5.90.

EXPANSION

Macheezmo Mouse believes that, given the increasing desire for a healthier and tastier dining alternative to fast food, the Company has substantial opportunities to expand its customer and restaurant bases. The Company opened two restaurants in fiscal 1996. The Company will continue to increase management personnel and employee incentives, expand its training programs and improve its operational and management systems to facilitate any future growth. All of the Macheezmo Mouse restaurants are currently operated by the Company.

The Company's expansion is dependent on a number of factors, including the Company's ability to hire, train and assimilate management and restaurant-level employees; the adequacy of the Company's financial resources; and the Company's ability to identify new markets in which it can successfully compete, to locate suitable restaurant sites, to negotiate acceptable lease terms for those sites and to adapt its purchasing and other systems to accommodate expanded operations. The Company's expansion is also dependent on the timely fulfillment by landlords and others of their contractual obligations to the Company, the maintenance of construction schedules and the speed at which various local zoning and construction permits can be obtained. There is no assurance the Company will be able to implement its expansion plans or that new restaurants will be profitable.

RESTAURANTS IN OPERATION

The Company operates 19 restaurants in Oregon and Washington. The following tables provide certain information about those restaurants that are open.


                                             DATE          SQUARE
NAME                    LOCATION            OPENED         FOOTAGE        FORMAT
- ----                    --------            ------         -------        ------
Hawthorne             Portland, OR        April 1982        1,000      Street Front
Salmon                Portland, OR       August 1983        3,587      Street Front
Holladay              Portland, OR        July 1987         1,562       Food Court
NW 23rd               Portland, OR      December 1987       1,500      Street Front
Beaverton            Beaverton, OR        July 1988         1,925      Strip Center
Clackamas            Clackamas, OR        April 1989        2,520      Strip Center
Pioneer Place         Portland, OR        March 1990          600       Food Court
Columbia Center       Seattle, WA        October 1992         867       Food Court
Queen Anne            Seattle, WA       November 1993       3,127      Free Standing
Macadam               Portland, OR      December 1993       2,200      Strip Center
Lynnwood              Lynnwood, WA        April 1994        2,880      Free Standing
Overlake              Redmond, WA          May 1994         1,800      Strip Center
Vancouver            Vancouver, WA       August 1994        2,500      Strip Center
Tanasbourne          Hillsboro, OR      October 1994        3,800      Strip Center
Capitol               Salem, OR         December 1994       2,325          Mall
Eugene                Eugene, OR        February 1995       2,583      Strip Center
Issaquah              Seattle, WA         June 1995         2,168      Strip Center
Washington Square     Tigard, OR          July 1995           550       Food Court
Portland Airport     Portland, OR       October 1995          566       Food Court


Macheezmo Mouse restaurants have been opened both as freestanding structures and within existing buildings, such as strip centers and downtown street-front sites, and are located in both urban and suburban areas. The interior layout of the Company's restaurants is flexible and can be adapted to accommodate different types of locations. The Company anticipates that the majority of future restaurants will be in strip centers or non-traditional locations such as food courts, airports and stadiums.

RESTAURANT OPERATIONS

     MANAGEMENT AND EMPLOYEES. The Company strives to maintain high quality and consistency in its restaurants through the careful training and supervision of personnel and the establishment of rigorous standards for food purchasing and preparation. The Company also attempts to establish a strong company identity and culture. Part of this culture is to empower all restaurant employees to""do whatever it takes" to respond to customer requests and concerns. The Regional Operations Directors oversee staffing and restaurant operations and, with a director of training, oversees employee development and training. The management of a typical restaurant consists of a general manager and a first assistant manager. The general managers are responsible for day-to-day operations of the restaurants and for the maintenance of operating standards established by the Company. Both the general and first assistant manager receive significant incentive compensation based on customer service, personnel development and profitability. In addition, each restaurant typically has one assistant manager, two hourly supervisors and 10 to 15 hourly employees.

     REPORTING. The Company uses an in-store computerized point-of-sale system to control cash, record sales and collect other restaurant sales data that is compiled into a daily report. Financial controls are maintained through a centralized, computerized accounting system. Period profit and loss statements are prepared every four weeks and provided to district and general managers for review.

     TRAINING. The Company is highly committed to training and motivating its employees to provide excellent customer service and prepare high quality food. New employees participate in training courses that emphasize customer service, technical skills, Company culture and policies and career development. Managers also participate in additional training programs that include courses on leadership, time management and motivating skills. The Company generally promotes from within whenever possible.

     HOURS OF RESTAURANT OPERATION. Most Macheezmo Mouse restaurants are generally open seven days a week, from 11:00 a.m. to 10:00 p.m. The hours of food court restaurants are limited by the hours of operation of the shopping or office development in which the restaurants are located.

     RECYCLING AND WASTE. The Company limits waste and emphasizes recycling whenever practicable. Customers dine using stainless steel flatware and paper plates, which are unbleached, uncoated and made from post-consumer recycled products. Restaurants separate cans, bottles and cardboard for recycling according to local regulations and capabilities. In addition, menus, brochures and other printed materials are printed on unbleached or recycled paper whenever possible.

MARKETING

The Company's marketing programs seek to increase awareness of the Macheezmo Mouse concept and to encourage first time customers to return to the Company's restaurants, thus increasing per restaurant sales. During fiscal 1996, the Company conducted a demographic study that enabled it to update its customer profile in its evolving market niche. The Company has begun redirecting its marketing efforts, creating more strategic and disciplined marketing campaigns emphasizing its "Mexican and More" and "fresh, fit and fast" themes. The Company has been using and testing the effectiveness of several forms of media, including radio, busboards, billboards and other forms of printed media. The Company intends to include as part of its overall marketing efforts new seasonal and calendar menu offerings. The future marketing campaigns will utilize the form or forms of media determined to be the most effective in the particular situation. Word of mouth and general press continue to provide the Company with highly effective promotion. The Company participates in a variety of niche marketing opportunities and community events.

THE RESTAURANT INDUSTRY AND COMPETITION

The restaurant industry is highly competitive. The Company competes on the basis of the taste, quality, healthfulness, value and price of food offered, customer service, ambiance and overall dining experience. The Company's competitors include a large and diverse group of restaurant chains and individual restaurants. The number of restaurants with operations generally similar to the Company's has grown considerably in the last several years, and the Company believes that competition from these restaurants is increasing. The Company currently faces direct competition in its markets and may face increased direct competition from other restaurants in the future. As the Company and its principal competitors expand operations, competition can be expected to intensify. Competition could increase the Company's operating costs or adversely affect its revenues. A number of competitors have been in existence longer than the Company and have substantially greater financial, marketing and other resources and wider geographical diversity than does the Company. In addition, the restaurant industry has few noneconomic barriers to entry and is affected by changes in consumer tastes, national, regional and local economic conditions and market trends. The performance of individual restaurants may be affected by factors such as traffic patterns, demographic changes and the type, number and location of competing restaurants.

GOVERNMENT REGULATION

The Company's business is subject to and affected by federal, state and local laws. Each restaurant must comply with state, county and municipal licensing and regulation requirements relating to health, safety, sanitation, building construction, the sale of alcoholic beverages and fire prevention. Difficulties in obtaining or the failure to obtain required licenses or approvals could delay or prevent the development of additional restaurants. The Company has not experienced significant difficulties in obtaining licenses and approvals to date. The Company is subject to the Americans With Disabilities Act of 1990, which requires certain accommodations to the Company's restaurant designs to allow access for people with disabilities. The Company does not believe that the requirements of this act will have a material effect on its operations.

The Company may be subject in certain states to "dram shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance and has never been named as a defendant in a lawsuit involving "dram shop" statutes.

The Company's restaurants are subject to federal and state laws governing wages, working conditions, citizenship requirements and overtime. Several legislative proposals are under consideration by governmental authorities that could, if enacted, have a material effect on the Company's business. In particular, Congress is considering a proposal that would increase federal minimum wages. Although all of the Company's employees are paid at rates above federal and state established minimum wage levels, an increase in minimum wage levels could materially increase the Company's labor costs. There is no assurance that the Company would be able to pass such increased costs on to its customers or that, if it were able to do so, it could do so in a short period of time.

TRADEMARKS

The Company believes its rights in its trademarks and service marks are important to its marketing efforts and a valuable part of its business. The Company has registered the "MACHEEZMO MOUSE", "MOUSE" and "FRESH FIT
FAST'' marks for restaurant services and its logo on the Principal Register of the United States Patent and Trademark Office The Company has applied for registration of "GLOBAL WRAP". The registrations of each mark and the logo will be renewed prior to their respective expiration dates and may continue to be renewed in perpetuity. The Company may seek registration of certain other marks for various food items and restaurant services.

EMPLOYEES

As of August 15, 1996, the Company employed approximately 284 persons, of whom 228 were restaurant employees, 40 were restaurant management and supervisory personnel and 16 were corporate personnel. Restaurant employees include both full-time and part-time workers, and all are paid on an hourly basis. Of the 284 total employees, 55 were full-time employees. No Company employees are covered by collective bargaining agreements. The Company believes its relations with its employees are generally excellent.

ITEM 2.  DESCRIPTION OF PROPERTY

All of the Company's restaurants are located in leased space. The initial term of most of the Company's leases is five years, with optional renewals for at least one five-year period. The majority of the leases have a minimum monthly lease payment and require an additional yearly payment based on a percentage of restaurant revenues over a certain level. Generally the leases are net leases that require the Company to pay its pro rata share of all taxes, insurance and maintenance costs. A number of the leases provide the Company with early termination options. If a restaurant does not meet certain sales requirements, the Company may elect to terminate its lease pursuant to the early termination option. In addition, upon the termination of any other lease, the Company may elect not to renew its lease if the restaurant does not meet certain sales requirements.

In September 1995, the Company's corporate offices were relocated into an approximately 3,442 square foot leased facility in Portland, Oregon. The lease expires in September 2000.

ITEM 3.  LEGAL PROCEEDINGS

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                 PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the Nasdaq National Market System under the symbol ""MMRI.'' The following table sets forth the high and low sale prices as reported on the Nasdaq National Market System for the periods indicated in the last two fiscal years.

Quarter Ended:              High             Low
- --------------              ----             ---
Fourth quarter 1996        $4.125          $1.875
Third quarter 1996           3.25            2.25
Second quarter 1996          3.50           2.375
First quarter 1996          6.125           2.875
Fourth quarter 1995         7.625            5.00
Third quarter 1995           8.75            6.25
Second quarter 1995         11.00            8.00
First quarter 1995          11.25            8.50

The Company's Common Stock commenced trading on the Nasdaq National Market on September 16, 1994 at a price of $6.00 per share.

The Company has not paid cash dividends on its common stock and presently intends to continue this policy in order to retain its earnings for the development of the Company's business. As of August 12, 1996, there were 330 shareholders of record.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

The Company commenced operations in 1981 with the opening of its first restaurant in Portland, Oregon. As of July 2, 1996 the Company owned and operated 19 Macheezmo Mouse restaurants, two of which were opened in fiscal 1996. There were four restaurants closed in fiscal 1996; one in October 1995 and three in June 1996. The opening and closing of restaurants affect the comparability of results of operations from period to period. Sales volume for a new restaurant generally is higher in the first three four-week periods after the restaurant is opened than in subsequent periods, in part as the result of special promotional efforts in the opening periods. In addition, new restaurants may have lower restaurant operating income as a percentage of sales due to higher fixed costs of operations.

The Company prepares statements of operations for 13 four-week periods each year. The first fiscal quarter, generally comprised of the months of July through mid-October, includes four periods, and each of the following three quarters includes three such periods. Because of the longer first fiscal quarter and the seasonality of its business, the Company's sales and operating income are typically highest in the first fiscal quarter. The Company's fiscal year ends on the Tuesday closest to June 30. The Company's fiscal years ended July 2,

1996 ("fiscal 1996") and June 27, 1995 ("fiscal 1995") were 53 week and 52 week periods, respectively.

RESULTS OF OPERATIONS

The following is a discussion of the results of operations for the 53 weeks ended July 2, 1996 compared to the 52 week period ended June 27, 1995. The table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain income statement data. The table also sets forth certain restaurant data for the periods indicated.

INCOME STATEMENT DATA                          FOR THE FISCAL YEAR ENDED
                                            -------------------------------
                                            July 2, 1996      June 27, 1995
                                            ------------      -------------
Sales                                             100.0%             100.0%
Costs and expenses
  Food, beverage and packaging                     27.5               26.9
  Restaurant labor                                 32.7               28.7
  Other restaurant operating expenses              23.4               16.5
  Depreciation and amortization                     6.9                5.2
  General and administrative expenses              21.2               15.2
  Restructuring expense                            28.6                 --
                                            ------------      -------------

Total operating costs and expenses                140.3               92.5

Operating (loss) income                           (40.3)               7.5

Other income (expense)
  Interest income                                   2.4                2.1
  Interest expense                                   --               (0.1)
  Loss on disposal of equipment                    (0.4)                --
                                            ------------      -------------
(Loss) income before income taxes                 (38.3)               9.5
Provision for (benefit from) income taxes           0.3               (0.2)
                                            ------------      -------------
Net (loss) income                                 (38.6)               9.7
                                            ------------      -------------
                                            ------------      -------------

                                   1996       1995
                                  ------     ------
RESTAURANT OPERATING DATA
Number of Restaurants:
  Open at beginning of period         21        13
  Opened during period                 2         8
  Closed during period                (4)       --
                                  ------     ------
  Open at end of period               19        21
                                  ------     ------
                                  ------     ------

FISCAL 1996 COMPARED TO FISCAL 1995

     SALES. Restaurant sales decreased slightly in fiscal 1996 to $10.1 million from $10.4 million in fiscal 1995. This decrease was primarily attributable to lower than anticipated sales volumes for restaurants opened during fiscal 1995 and a decline in same restaurant sales of 24 percent. Such decreases were partially offset by a 53 week year in fiscal 1996 compared to a 52 week year in fiscal 1995 and the opening of two restaurants in fiscal 1996. The Company closed one restaurant in October 1995 and three restaurants in June 1996. At the end of fiscal year 1996, the Company operated 19 restaurants.

     COSTS AND EXPENSES. Food, beverage and packaging increased as a percentage of sales to 27.5 percent in fiscal 1996 from 26.9 percent in fiscal 1995, primarily as a result of increases in the costs for paper products, the introduction of new menu items and recipe changes.

Restaurant labor expense, which consists primarily of restaurant management and hourly employee wages, payroll taxes, worker's compensation and group insurance, increased as a percentage of sales to 32.7 percent in fiscal 1996 from 28.7 percent in fiscal 1995. This increase was primarily attributable to decreased sales, an increase in the average hourly pay rate and a new employee benefit package implemented in the third quarter of fiscal 1996.

Other restaurant operating expenses increased as a percentage of sales to
23.4 percent in fiscal 1996 from 16.5 percent in fiscal 1995. This increase as a percentage of sales was primarily due to higher occupancy costs associated with restaurants opened at the end of fiscal 1995 and during fiscal 1996 and to the effect of the decline in same restaurant sales. A majority of these expenses, such as rent, utilities and miscellaneous supplies and services are substantially fixed in nature. As same restaurant sales decline, these expenses increase as a percentage of revenue.

Depreciation and amortization expense increased as a percentage of sales to
6.9 percent in fiscal 1996 from 5.2 percent in fiscal year 1995, due to higher fixed asset costs associated with new restaurants and the effect of the decline in same restaurant sales. The increase was partially offset by the adoption of Statement of Financial Accounting Standard No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" (SFAS No. 121) in the fourth quarter of fiscal 1996.

General and administrative expenses increased as a percentage of sales to
21.2 percent in fiscal 1996 from 15.2 percent in fiscal 1995. This increase was primarily attributable to increased marketing research and advertising programs and management severance payments. This increase was partially offset by decreases in other corporate overhead expenses.

Restructuring expense was incurred in fiscal 1996 as a result of declining profitability and operating losses in each quarter of fiscal 1996 and the decision by the Company to develop a restructuring plan to help restore profitability. This decision resulted in the recording of restructuring
expense of $2.9 million in fiscal 1996.   The restructuring included the
closing of three restaurants and the partial write-down of fixed assets at existing restaurants to their estimated fair market value. The Company based its analysis on SFAS No. 121 which establishes standards to identify and measure impairment of long-lived assets.

     OTHER INCOME (EXPENSE). Other income (expense) in fiscal 1996 included a loss of $40,000 related to the disposal of obsolete equipment.

     PROVISION FOR (BENEFIT FROM) INCOME TAXES. Income tax expense of $29,000 (0.7 percent of pre-tax loss) for fiscal 1996 differs from the statutory federal rate of 34 percent due primarily to the generation of net operating loss carryforwards and the establishment of a 100 percent valuation reserve on the Company's deferred tax assets. As of July 2, 1996, the Company had remaining net operating loss carryforwards of approximately $1,080,000 which expire in the years through 2011. Additionally, the Company has available an alternative minimum tax credit carryforward of $14,507 which is available to reduce future federal income taxes.

VARIABILITY OF QUARTERS

The Company's restaurants have historically experienced higher average weekly sales in the first and fourth fiscal quarters. Accordingly, operating income margins and net income margins have been and are expected to continue to be higher in each of those quarters than in the second and third quarters. Furthermore, quarterly results have been, and are expected to be, substantially affected by the timing of new restaurant openings, in part because of the Company's policy of expensing pre-opening costs. In addition, the first quarter includes 16 weeks of operations, compared with 12 weeks for each of the last three quarters. Consequently, consecutive quarter-to-quarter comparisons of the Company's results of operations may not be meaningful, and results for any quarter are not necessarily indicative of the actual results for a full year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital requirement is for any future expansion of its restaurant operations. Over the past two fiscal years, Macheezmo Mouse has financed its capital requirements through cash flow from operations and the proceeds from its initial public offering in September 1994.

Working capital at July 2, 1996 was $2.7 million, including $1.5 million of cash and cash equivalents and $1.7 million of short-term investments.

Cash used by operating activities in fiscal 1996 totaled $362,000. Cash in excess of operating requirements was invested in readily marketable U.S. government securities. During fiscal 1996, the Company added two new restaurants for a total cost of $487,000, including pre-opening expenses, with total capital expenditures for fiscal 1996 totaling $561,000. Proceeds from the sale of government securities, net of purchases was $1.9 million during fiscal 1996.

The restructuring reserve of $337,000 at July 2, 1996 represents the estimated costs associated with restaurant closures and the settlement of lease obligations for those restaurants closed as part of the Company's
restructuring plan.   The remainder of the Company's restructuring charge
consisted of $669,000 and $1,889,000 of non-cash charges for the write-down of closed and existing restaurant assets, respectively, to their estimated fair market values.

In addition to the $337,000 restructuring charge, future capital requirements could consist of costs for opening new restaurants, marketing campaigns and menu and signage changes.

The Company expects that current cash and short-term investment balances, along with amounts available under its $600,000 unsecured, revolving line-of-credit, will be adequate to support the Company's capital requirements over the next fiscal year. Amounts outstanding under the line of credit bear interest at rates ranging from the bank's prime rate to the bank's prime rate plus 1/2 percent. The line of credit requires the Company to maintain certain cash balances and expires on October 31, 1996. As of July 2, 1996, there were no borrowings under the line of credit.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements required by this item are included on pages F-1 to F-15 of this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                 PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information with respect to directors, executive officers, promoters and control persons is included under "Election of Directors" and "Executive Officers of the Registrant" in the Company's definitive proxy statement for its 1996 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 1996 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

Information with respect to executive compensation is included under "Executive Compensation" in the Company's definitive proxy statement for its 1996 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is included under "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 1996 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions with management is included under "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 1996 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS


EXHIBIT NUMBER      DESCRIPTION
- --------------      -----------
3.1                 Third Restated Articles of Incorporation (3)
3.2                 Bylaws (2)
4                   See Article II of Exhibit 3.1 and Articles I and IV of Exhibit 3.2
10.1                Amended and Restated 1986 Stock Incentive Plan (2)
10.2                Form of Incentive Stock Option Agreement (2)
10.3                Form of Nonqualified Stock Option Agreement (2)
11                  Statement re:computation of per share earnings (1)
23                  Consent of Price Waterhouse LLP (1)
27                  Financial Data Schedule (1)


(1) Filed herewith.
(2) Incorporated by reference to Exhibits to Registrant's Registration Statement of Form SB-2, as amended, effective September 15, 1994 (Commission Registration No. 33-82566).
(3) Incorporated by reference to Exhibits to Registrant's Form 10-KSB for the fiscal year ended June 27, 1995.

(b) REPORTS ON FORM 8-K.

No reports on Form 8-K were filed by the Company during the quarter ended July 2, 1996.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 22, 1996                    MACHEEZMO MOUSE RESTAURANTS, INC.


                                          By /s/ DAVID M. BENNETT
                                             --------------------
                                          David M. Bennett
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on August 22, 1996:

Signature                      Title
- ---------                      -----

/s/  DAVID M.  BENNETT         President, Chief Executive Officer and Director
- -------------------------      (Principal Executive Officer)
David M. Bennett


/s/  ALICE E. PRICE            Vice President, Finance and Controller
- -------------------------      (Principal Financial and Accounting Officer)
Alice E. Price


/s/  WILLIAM S. WARREN         Chairman of the Board and Secretary
- -------------------------
William S. Warren


/s/  JOSEPH ANGEL              Director
- -------------------------
Joseph Angel


/s/  DIANE G. HALL             Vice President of Research and Menu
- -------------------------      Development, Assistant Secretary and Director
Diane G. Hall


/s/  JOSEPH P. MICATROTTO      Director
- -------------------------
Joseph P. Micatrotto


/s/  JACK B. SCHWARTZ         Director
- -------------------------
Jack B. Schwartz

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Macheezmo Mouse Restaurants, Inc.


In our opinion, the accompanying balance sheet and related statements of operations, of shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Macheezmo Mouse Restaurants, Inc. at July 2, 1996 and June 27, 1995, and the results of its operations and its cash flows for each of the years ended July 2, 1996 and June 27, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP

Portland, Oregon
August 9, 1996

MACHEEZMO MOUSE RESTAURANTS, INC.

BALANCE SHEET (In thousands)


                                                                 July 2,        June 27,
                                                                  1996            1995
                                                              ------------     ----------
ASSETS
Current assets
     Cash and cash equivalents                                     $1,488         $  489
     Short term investments in government securities (Note 2)       1,741          2,442
     Inventories                                                      142            110
     Non-trade receivables                                             26             95
     Current deferred tax asset (Note 6)                               --              9
     Other current assets                                             138             95
                                                              ------------     ----------
          Total current assets                                      3,535          3,240

     Property and equipment, net (Note 3)                           1,694          4,431
     Long term investments in government securities (Note 2)          250          1,474
     Long term deferred tax asset (Note 6)                             --            154
     Other assets                                                      45             69
                                                              ------------     ----------
                                                                   $5,524         $9,368
                                                              ------------     ----------
                                                              ------------     ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable                                              $  340         $  463
     Accrued payroll and payroll related expenses                     131            200
     Accrued expenses and other current liabilities                    58             50
     Restructuring reserve                                            337             --
                                                              ------------     ----------
          Total current liabilities                                   866            713

Other deferred liabilities
     Deferred rent expense                                            157            172
     Other liabilities (Note 11)                                       --             40
                                                              ------------     ----------
          Total liabilities                                         1,023            925
                                                              ------------     ----------
Commitments (Notes 4 and 5)

Shareholders' equity (Note 10)

     Preferred stock, undesignated, 5,000 shares authorized,
       none issued                                                     --             --
     Common stock, no par value, 10,000 shares authorized,
       3,920 shares issued and outstanding at July 2, 1996 and
       3,913 shares issued and outstanding at June 27, 1995        10,145         10,130
     Paid-in-capital                                                   --             55
     Accumulated deficit                                           (5,644)        (1,742)
                                                              ------------     ----------
     Total shareholders' equity                                     4,501          8,443
                                                              ------------     ----------
                                                                   $5,524         $9,368
                                                              ------------     ----------
                                                              ------------     ----------


   The accompanying notes are an integral part of these financial statements.

MACHEEZMO MOUSE RESTAURANTS, INC.

STATEMENT OF OPERATIONS
(In thousands, except per share amounts)



                                                                   For the year ended
                                                              ---------------------------
                                                                 July 2,        June 27,
                                                                  1996            1995
                                                              ------------     ----------
Sales                                                             $10,117         $10,380
                                                              ------------     ----------
Costs and expenses
     Food, beverage and packaging costs                             2,784           2,790
     Restaurant labor                                               3,310           2,982
     Other restaurant operating expenses                            2,357           1,710
     Depreciation and amortization                                    700             538
     General and administrative expenses                            2,148           1,580
     Restructuring expense                                          2,895              --
                                                              ------------     ----------
          Total operating costs and expenses                       14,194           9,600
                                                              ------------     ----------

Operating (loss) income                                            (4,077)            780

Other income (expenses)
     Interest income                                                  244             223
     Interest expense                                                  --              (6)
     Loss on disposal of equipment                                    (40)             (3)
                                                              ------------     ----------
(Loss) income before income taxes                                  (3,873)            994

Provision (benefit) for income taxes (Note 6)                          29             (16)
                                                              ------------     ----------
Net (loss) income                                                 $(3,902)         $1,010
                                                              ------------     ----------
                                                              ------------     ----------


     Net (loss) income per share (Note 1)                          $(1.00)         $ 0.27
                                                              ------------     ----------
                                                              ------------     ----------
          Shares used in computing
          per share amounts                                         3,918           3,697
                                                              ------------     ----------
                                                              ------------     ----------


   The accompanying notes are an integral part of these financial statements.

MACHEEZMO MOUSE RESTAURANTS, INC.

STATEMENT OF CASH FLOWS
(In thousands)

                                                                   For the year ended
                                                              ---------------------------
                                                                 July 2,        June 27,
                                                                  1996            1995
                                                              ------------     ----------
Cash flows from operating activities:
     Net (loss) income                                             $(3,902)       $1,010

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

     Restructuring expense                                           2,558            --
     Depreciation and amortization                                     700           538
     Loss on disposal of equipment                                      40             3
     Discount amortization on investments                              (13)           --
     Deferred taxes                                                    163          (163)
     Net changes in operating assets and liabilities:
          Inventories                                                  (32)            2
          Non-trade receivables                                         69           (52)
          Other current assets                                         (43)          (77)
          Accounts payable, accrued expenses,
            and deferred liabilities                                  (239)          178
          Restructuring reserve                                        337            --
                                                              ------------     ----------
     Net cash provided (used) by operating activities                 (362)        1,439
                                                              ------------     ----------
Cash flows from investing activities:
     Acquisition of property and equipment                            (561)       (2,829)
     Purchase of government securities                                (993)       (5,286)
     Proceeds from maturity of government securities                 2,931         1,370
     Increase in other assets                                           24            (5)
                                                              ------------     ----------
     Net cash provided (used) by investing activities                1,401        (6,750)
                                                              ------------     ----------
Cash flows from financing activities:
     Net cash proceeds from sale of common stock                        --         5,871
     Proceeds from exercise of stock options                            15            68
     Payments on line of credit                                         --          (281)
     Tax benefit from exercise of stock options                        (55)           55
                                                              ------------     ----------
     Net cash provided (used) by financing activities                  (40)        5,713
                                                              ------------     ----------
     Net increase in cash and cash equivalents                         999           402

Cash and cash equivalents at beginning of period                       489            87
                                                              ------------     ----------
Cash and cash equivalents at end of period                          $1,488        $  489
                                                              ------------     ----------
                                                              ------------     ----------
Supplemental disclosure of cash flow information:
Cash paid for:
     Interest                                                       $   --             8
     Income taxes                                                   $   25           166


    The accompanying notes are an integral part of these financial statements.

MACHEEZMO MOUSE RESTAURANTS, INC.

STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(In thousands)


                                                         Series A
                                     Common stock     preferred stock
                                   ----------------   ---------------    Paid-in   Accumulated
                                   Shares    Amount   Shares   Amount    capital     deficit       Total
                                   ------    ------   ------   ------    -------   -----------    -------
Balance, June 28, 1994             1,872    $ 1,386      650   $ 295       $  --      $(2,752)    $(1,071)

Stock options exercised              129         68       --      --          --           --          68
Initial public offering, net
 of expenses (Note 12)             1,150      5,871       --      --          --           --       5,871
Conversion of preferred stock
 to common stock (Note 9)            325        295     (650)   (295)         --           --          --
Termination of repurchase
 obligation on mandatorily
 redeemable common stock (Note 8)    437      2,510       --      --          --           --       2,510
Income tax benefit from
 employee stock option
 transaction (Note 6)                 --         --       --      --          55           --          55
Net income                            --         --       --      --          --        1,010       1,010
                                   ------    ------   ------   ------    -------   -----------    -------
Balance, June 27, 1995             3,913     10,130       --      --          55       (1,742)      8,443
                                   ------    ------   ------   ------    -------   -----------    -------
Stock options exercised                7         15       --      --          --           --          15
Reversal of income tax benefit
 of employee stock option
 transaction (Note 6)                                                        (55)                     (55)

Net loss                              --         --       --      --          --       (3,902)     (3,902)
                                   ------    ------   ------   ------    -------   -----------    -------
Balance, July 2, 1996              3,920    $10,145       --   $  --       $  --      $(5,644)     $4,501
                                   ------    ------   ------   ------    -------   -----------    -------
                                   ------    ------   ------   ------    -------   -----------    -------


   The accompanying notes are an integral part of these financial statements.

MACHEEZMO MOUSE RESTAURANTS, INC.

Notes to Financial Statements

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    DESCRIPTION OF BUSINESS
    Macheezmo Mouse Restaurants, Inc. (the Company) operates a quick service restaurant chain with operations in Oregon and Washington. The Company's fiscal year ends on the Tuesday nearest June 30th and is comprised of fifty-two or fifty-three week periods. The fiscal years ended June 27, 1995 and July 2, 1996 were fifty-two week and fifty-three week periods, respectively.

    CASH AND CASH EQUIVALENT
    Cash and cash equivalents consist of cash on hand and on deposit and highly liquid investments purchased with an original maturity of three months or less.

    INVESTMENTS
    Effective June 29, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. In accordance with the provisions of SFAS No. 115, the Company designates investments as securities available for sale, trading securities or securities held to maturity. As of July 2, 1996, all of the Company's investments were designated as held to maturity and are therefore recorded at amortized cost. The adoption of SFAS 115 had no impact on the Company's financial position or results of operations.

    INVENTORIES
    Inventories consist of food, beverages and paper supplies and are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method.

    PROPERTY AND EQUIPMENT
    Property and equipment are stated at cost. Depreciation is being provided on the straight-line basis over the estimated useful lives of the assets, generally five to seven years. The cost of leasehold improvements is being amortized using the straight-line method over the shorter of the length of the lease terms, including option periods, or the estimated useful lives of the improvements.

    DEFERRED RENT
    Rent expense on operating leases with scheduled rent increases is expensed on the straight-line basis over the lease terms. Deferred rent represents the difference between rent charged to expense and the rent payable under the lease agreements.

MACHEEZMO MOUSE RESTAURANTS, INC.

Notes to Financial Statements

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    INCOME TAXES
    The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109). Under SFAS 109, the Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the book and tax basis of the Company's assets and liabilities. Under
    SFAS 109, valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

    PRE-OPENING EXPENSES
    Costs incurred in connection with the opening of new restaurants are expensed as incurred.

    NET INCOME (LOSS) PER SHARE
    Net income (loss) per common share is based upon the weighted average number of outstanding shares of common stock and from common stock equivalent shares from the exercise of stock options (using the treasury stock method). Common equivalent shares from stock options are excluded from the computation if their effect is antidilutive.

    ADVERTISING EXPENSE
    Advertising costs are deferred and expensed the first time the advertisement takes place.

    CERTAIN RISKS AND UNCERTAINTIES
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    STOCK-BASED COMPENSATION
    The Company plans to adopt Statement of Financial Accounting Standards Number 123 (SFAS 123) "Accounting for Stock-Based Compensation", in 1996. SFAS 123 was issued by the Financial Accounting Standards Board in October 1995, and allows companies to choose whether to account for stock-based compensation under the current method as prescribed in Accounting Principles Board Opinion Number 25 (APB 25) or use the fair value method described in SFAS 123. The Company plans to continue to follow the provisions of APB 25. Therefore, management believes that the impact of adoption will not have a significant affect on the Company's financial position or results of operations.

MACHEEZMO MOUSE RESTAURANTS, INC.

Notes to Financial Statements

2. INVESTMENTS
The amortized costs, including accrued interest, and estimated market values of the securities classified as held to maturity at July 2, 1996 are as follows:

                                    Amortized
                                  costs including         Gross            Gross
                                     accrued            unrealized       unrealized        Market
Investments held to maturity         interest             gains            losses          value
- ----------------------------         --------             -----            ------          -----


U.S. Government obligations
with an average interest of
5.42% and maturities
ranging from 1996 to 1997          $2,014,042              --             $(17,947)      $1,996,095

At July 2, 1996, the amortized costs, excluding accrued interest, of U.S. Government obligations classified as held to maturity, of $1,741,667 mature within one year and of $249,819 mature within one to two years.

The amortized costs, including accrued interest, and estimated market values of the securities classified as held to maturity at June 27, 1995 are as follows:

                                    Amortized
                                  costs including         Gross            Gross
                                     accrued            unrealized       unrealized        Market
Investments held to maturity         interest             gains            losses          value
- ---------------------------          --------             -----            ------          -----


U.S. Government obligations
with an average interest rate
of 5.92% and maturities
ranging from 1995 to 1997          $3,981,648            $1,932              --          $3,983,580

3.  PROPERTY AND EQUIPMENT
Property and equipment consist of (in thousands):

                                                     July 2,       June 27,
                                                      1996           1995
                                                    --------      ----------


Leasehold improvements                              $1,115          $3,913
Equipment                                            1,814           1,877
Construction in progress                                 -             268
                                                    --------      ----------
                                                     2,929           6,058
Less accumulated depreciation and amortization      (1,235)         (1,627)
                                                    --------      ----------
                                                    $1,694          $4,431
                                                    --------      ----------
                                                    --------      ----------

MACHEEZMO MOUSE RESTAURANTS, INC.

Notes to Financial Statements

4.  LINE OF CREDIT
    In December 1995, the Company obtained an unsecured revolving line of credit for $600,000. The agreement requires the Company to maintain certain financial ratios and covenants. Borrowings bear interest at rates ranging from the bank's prime rate to the bank's prime rate plus 1/2%.
    The agreement expires October 31, 1996. As of July 2, 1996, there were no borrowings under the line of credit.

5. COMMITMENTS
   The Company leases restaurant and office facilities under several operating leases expiring through 2006. Most leases contain renewal options of five years.

   As of July 2, 1996, future minimum payments under non-cancelable operating leases with terms in excess of one year are:


                         Fiscal Year
                           Ending
                      -----------------

                        1997                          $  988,125
                        1998                             849,297
                        1999                             719,015
                        2000                             626,004
                        2001                             435,613
                        Thereafter                     1,440,022
                                                      ----------
                                                      $5,058,166
                                                      ----------


Minimum rent expense under operating leases aggregated $848,438 and $617,484 in fiscal 1996 and 1995, respectively. Total minimum rentals do not include contingent rentals determined as a percentage of food and beverage sales approximating $126,598 and $86,495 for the years ended July 2, 1996 and June 27, 1995, respectively. Total rent expense is included in other restaurant operating expenses in the accompanying statement of operations.

As of July 2, 1996, the Company has an unused letter of credit for $39,500. This letter of credit expires in January 1997.

MACHEEZMO MOUSE RESTAURANTS, INC.

Notes to Financial Statements

6.  INCOME TAXES
    The (benefit) provision for income taxes consists of:

                                              For the year ended
                                          July 2,             June 27,
                                           1996                 1995
                                      --------------       -------------


    Current:
      Federal                          $  (134,263)         $  147,247
      State                                      -                   -
                                      --------------       -------------

                                          (134,263)            147,247
                                      --------------       -------------

    Deferred:
      Federal                              163,073            (163,073)
      State                                      -                   -
                                      --------------       -------------
                                                 -            (163,073)
                                      --------------       -------------
    Total provision (benefit) for
    income taxes                       $    28,810          $  (15,826)
                                      --------------       -------------
                                      --------------       -------------

Deferred tax assets consist of:

                                          July 2,             June 27,
                                           1996                 1995
                                      --------------       --------------


Net operating loss carryforward        $   414,212          $    8,851
Deferred rent                               60,172              66,049
Store closure reserve                      129,137                   -
Other expenses not currently
deductible                                  23,481              27,796
Alternative minimum tax credit
carryforward                                14,507              17,939
Depreciation                               833,362              42,438
Tax credits                                  8,800                   -
                                      --------------       --------------
Net deferred tax assets                  1,483,671             163,073

Deferred tax asset valuation allowance  (1,483,671)                  -
                                      --------------       --------------

Net deferred taxes                     $         -            $163,073
                                      --------------       --------------
                                      --------------       --------------

During 1995, the deferred tax asset valuation allowance was reduced to zero based on management's assessment that the deferred assets would be realized in fiscal 1996. However, the Company's profitability unexpectedly declined in fiscal 1996 and the Company provided a valuation allowance for its deferred tax assets. The Company will continue to provide a valuation allowance for its deferred assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

MACHEEZMO MOUSE RESTAURANTS, INC.

Notes to Financial Statements

6.  INCOME TAXES (Continued)

    At July 2, 1996, the Company had available net operating loss carryforwards of approximately $1,079,803, which will expire in the years through 2011. Additionally,the Company has available an alternative minimum tax credit carryforward of $14,507 which is available to reduce future federal income taxes.

    During fiscal 1995, certain employee stock options were exercised which resulted in a reduction in the income taxes to be paid by the Company. For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits is credited to paid in capital. During 1996, the Company recorded a net operating loss, which was carried back to fiscal 1995. As a result, the tax benefits credited to paid in capital in the prior year could not be utilized. For financial reporting purposes, this decreased the provision for income taxes and paid in capital. The Company has carryforward tax benefits related to these option exercises of $93,000.

    The provision (benefit) for income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal rate due to the following:


                                                For the year ended
                                              July 2,         June 27,
                                               1996             1995
                                            ---------        -----------


Statutory federal tax rate                   (34.0%)            34.0%
Sales taxes, net of federal benefit           (3.9%)             4.4%
Net operating losses                          10.7%            (31.5%)
Effect of reserving temporary differences     23.5%                 -
Valuation reserve                              4.2%             (6.2%)
Other                                          0.2%             (2.3%)
                                            ---------        -----------

                                               0.7%             (1.6%)
                                            ---------        -----------
                                            ---------        -----------


7.  RESTRUCTURING PLAN

The Company's profitability began to decline in fiscal 1996, and the Company reported operating losses for each quarter of fiscal 1996. After an analysis of the sales potential and operating economics of every Macheezmo Mouse restaurant, the Company developed a restructuring plan to help restore profitability. Under the plan, the Company closed three of its restaurants and recorded a partial write-down of operating restaurant assets to their estimated fair market value. The Company based its analysis on Statement of Financial Accounting Standards No. 121, (SFAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of' which establishes standards to identify and measure impairment of long-lived assets.

MACHEEZMO MOUSE RESTAURANTS, INC.

Notes to Financial Statements

7.  RESTRUCTURING PLAN (CONTINUED)

    Total costs expected to be expended in connection with the restructuring includes $337,000 associated with restaurant closures and settlement of lease obligations.

    Amounts utilized in 1996 consist of a $2,558,000 non-cash charge for the write-down of restaurant assets to fair market value. Fair market value for the write-down of assets was estimated based on the appraised value of impaired long-lived assets and the present value of expected future cash flows.

    The following sets forth the components of the Company's 1996 restructuring expenses:
                                                                      1996
                                                                  Restructuring
         (In thousands)                                             Expense
                                                                 -------------
         Restaurant Closures:
              Write-down of restaurant assets to estimated
                 fair market value                                  $  669
              Estimated costs associated with restaurant
                 closures and settlement of lease obligations          337
                                                                 -------------
                                                                     1,006

         Operating Stores:
              Write-down of assets to estimated fair market
                 value at other restaurants                          1,889
                                                                 -------------

         Total                                                      $2,895
                                                                 -------------
                                                                 -------------


    The following presents the results of operations for the three closed restaurants for fiscal years ended July 2, 1996 and June 27, 1995:

         (In thousands)                 1996       1995
                                       --------   --------
         Net sales                     $  882      $521
         Total costs and expenses         999       507
                                       --------   --------
         Operating (loss) income       $( 117)     $ 14
                                       --------   --------
                                       --------   --------

8.  MANDATORILY REDEEMABLE COMMON STOCK

    As of June 28, 1994, holders of approximately 437,000 shares of the Company's common stock were entitled to certain rights with respect to the repurchase of such shares by the Company. The repurchase obligations of the Company terminated upon the consummation of the initial public offering of the Company's common stock in September 1994. Accordingly, the mandatorily redeemable common stock has been reclassified as common stock as of September 15, 1994.

MACHEEZMO MOUSE RESTAURANTS, INC.

Notes to Financial Statements

9.  SHAREHOLDERS' EQUITY

    PREFERRED STOCK
    All issued and outstanding Series A preferred stock ("preferred stock") shares were converted to common stock upon the consummation of the initial public offering of the Company's common stock in September 1994. Each share of preferred stock was converted into one half of a share of common stock resulting in the conversion of 650,000 shares of preferred stock to 325,000 shares of common stock. The Company has also authorized 5,000,000 shares of undesignated preferred stock.

    Common Stock
    On September 12, 1994, the shareholders approved a one-for-two reverse stock split for shares of common stock outstanding on that date. All share and per share amounts in the financial statements reflect the reverse stock split.

10. STOCK INCENTIVE PLAN

    The Company has a stock incentive plan (the Plan) which provides for the award of incentive stock options to key employees and the award of non-qualified stock options, stock appreciation rights (SAR's), bonus rights and other incentive grants to employees, independent contractors and consultants. On September 12, 1994 shareholders approved the Company's Amended Plan to increase the number of shares reserved under the Plan to 826,427 from 576,427 shares.

    The exercise price of incentive stock options shall not be less than the fair market value of the Company's stock at the date of grant or, in the case of incentive stock options issued to holders of more than 10% of the Company's outstanding common stock, 110% of fair market value, and the exercise period shall not exceed ten years, or five years in the case of 10% shareholders, from the date of grant. The exercise price and term for non-statutory stock options may be established by the Board of Directors at the date of grant but in no case will the exercise price be less than 85% of the fair market value. Stock awarded as a bonus shall be subject to the terms, conditions, and restrictions determined by the Board of Directors at the time the stock is awarded as a bonus. Shares of common stock subject to restrictions, which may include those concerning transferability, repurchase by the Company and forfeiture of the shares issued, may be granted by the Board of Directors, subject to such rules, terms, and conditions as prescribed provided, however, that stock appreciation rights may only be granted in connection with an option grant or in connection with an outstanding option previously granted under the Plan. A stock appreciation right shall entitle the holder, upon exercise, to receive an amount of cash equal to the excess of the fair market value of the Company's common stock at exercise date over its fair market value at the date of grant. The Board of Directors may withdraw any stock appreciation right at any time. Cash bonus rights may be issued in conjunction with other awards granted under the Plan.

MACHEEZMO MOUSE RESTAURANTS, INC.

Notes to Financial Statements


10. STOCK INCENTIVE PLAN (Continued)

    The Plan will continue in effect until the earlier of (i) the date on which, in the aggregate, options have been granted and exercised and stock has been awarded as bonuses or sold and the restrictions on any such stock shall have lapsed with respect to all shares available under the Plan, (ii) termination of the Plan by the Board of Directors or (iii) June 30, 1996. As of July 2, 1996, no SAR's, stock bonus awards, cash bonus rights or restricted stock awards had been granted by the Company under the Plan.

    A summary of stock option activity follows:


                                               Shares
                                            under option       Price range
                                           --------------  -------------------
     Balance at June 28, 1994                 228,661       $.50 -    $2.00
        Granted                                     -
        Exercised                            (128,841)       .50 -     2.00
                                           --------------

     Balance at June 27, 1995                  99,820        .50 -     2.00
                                           --------------

        Granted                               118,000       2.50 -     3.50
        Exercised                              (7,482)      2.00
        Canceled                               (7,985)      2.00
                                           --------------

     Balance at July 2, 1996                  202,353       $.50 -    $3.50
                                           --------------  -------------------
                                           --------------  -------------------

     Available for grant at July 2, 1996            -



    Certain provisions restrict the timing of exercise of the options. There were 93,882 options exercisable as of July 2, 1996.

11. MANAGING PARTNER PLAN

    During fiscal 1995, the Company approved the Managing Partner Plan (the
    Plan). Under the Plan, selected key restaurant managers are invited to purchase up to a 20% participation in the future operating profits or losses of the restaurant he or she is employed to manage. As of June 27, 1995, two agreements with restaurant managers were outstanding under the Plan. The balance of the participation account is returnable to the managers at the end of their agreement and accordingly, a deferred liability for $40,000 was established at June 27, 1995. The two agreements entered into during fiscal 1995 were terminated during fiscal 1996 and resulted in no expense to the Company.

MACHEEZMO MOUSE RESTAURANTS, INC.

Notes to Financial Statements


12. INITIAL PUBLIC OFFERING

    During 1994, the Company made an initial public offering (IPO) of its common stock. A registration statement covering that offer was filed with the SEC on August 8, 1994, which became effective on September 15, 1994. The Company issued 1,150,000 shares at a price of $6.00 per share.