Form 10QSB
period 1996-10-22
MACHEEZMO MOUSE RESTAURANTS INC
filed 1996-11-26
CIK 928065

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                     FORM 10-QSB



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended October 22, 1996

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from __________ to __________

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

                                     503-274-0001
                             (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  X   No
     ---     ---

Number of shares of Common Stock outstanding at November 18, 1996: 3,985,630.

Transitional Small Business Disclosure Format: Yes     No X
                                                  ---    ---

                          MACHEEZMO MOUSE RESTAURANTS, INC.
                                     FORM 10-QSB
                                        INDEX

                            PART I - FINANCIAL INFORMATION
                            ------------------------------
                                                                        PAGE
                                                                        ----

Item 1.  Financial Statements


         Balance Sheets - October 22, 1996 and July 2, 1996                2

         Statements of Operations - Sixteen Weeks Ended
         October 22, 1996 and October 17, 1995                             3

         Statements of Cash Flows - Sixteen Weeks Ended
         October 22, 1996 and October 17, 1995                             4

         Notes to Financial Statements                                     5

Item 2.  Management's Discussion and Analysis or Plan of Operation         6

                             PART II - OTHER INFORMATION
                             ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders               10

Item 6.  Exhibits and Reports on Form 8-K                                  10

                          MACHEEZMO MOUSE RESTAURANTS, INC.
                                    BALANCE SHEETS
                                    (IN THOUSANDS)



                                                            OCTOBER 22, 1996    JULY 2, 1996
                                                            ----------------    ------------
                         ASSETS

Current assets
 Cash and cash equivalents                                   $     651           $   1,488
 Short term investments in government securities                 2,484               1,741
 Inventories                                                       121                 142
 Non-trade receivables                                              51                  26
 Other current assets                                              219                 138
                                                              --------            --------
     Total current assets                                        3,526               3,535

Property and equipment, net of accumulated
 depreciation and amortization of $1,339 at
 October 22, 1996 and $1,235 at July 2, 1996                     1,638               1,694
Long term investments in government securities                       -                 250
Other assets                                                        67                  45
                                                              --------            --------
                                                              $  5,231            $  5,524
                                                              --------            --------
                                                              --------            --------


     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Accounts payable                                            $     363           $     340
 Accrued payroll and payroll related expenses                      167                 131
 Accrued expenses and other current liabilities                     42                  58
 Restructuring reserve                                             201                 337
                                                              --------            --------
     Total current liabilities                                     773                 866

Other deferred liabilities
 Deferred rent expense                                             151                 157
 Other liabilities                                                  18                   -
                                                              --------            --------
   Total liabilities                                               942               1,023

Shareholders' equity
 Preferred stock, undesignated, 5,000 shares
  authorized, none issued
 Common stock, no par value, 10,000 shares
  authorized, 3,986 shares issued and outstanding
  at October 22, 1996 and 3,920 shares issued
  and outstanding at July 2, 1996                               10,178              10,145
 Accumulated deficit                                            (5,889)             (5,644)
                                                              --------            --------
   Total shareholders' equity                                    4,289               4,501
                                                              --------            --------
                                                             $   5,231           $   5,524
                                                              --------            --------
                                                              --------            --------




   The accompanying notes are an integral part of these financial statements.

                           MACHEEZMO MOUSE RESTAURANTS, INC.
                               STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                SIXTEEN WEEKS ENDED
                                                           --------------------------------
                                                           OCTOBER 22,         OCTOBER 17,
                                                              1996                1995
                                                           -----------         ------------
Sales, net                                                   $   2,597           $   3,338
                                                              --------            --------
Costs and expenses
 Food, beverage and packaging costs                                759                 891
 Restaurant labor                                                  876               1,079
 Other restaurant operating expenses                               577                 679
 Depreciation and amortization                                     104                 242
 General and administrative expenses                               585                 590
                                                              --------            --------
     Total operating costs and expenses                          2,901               3,481
                                                              --------            --------

Operating loss                                                    (304)               (143)

 Other income (expense)
 Interest income                                                    60                  85
 Interest expense                                                   (1)                  -
                                                              --------            --------

Loss before income taxes                                         (245)                (58)

Benefit from income taxes                                           -                 (20)
                                                              --------            --------

Net loss                                                    $    (245)          $     (38)
                                                              --------            --------
                                                              --------            --------
Net loss per share                                          $    (.06)          $    (.01)
                                                              --------            --------
                                                              --------            --------
Shares used in per share calculations                            3,966               3,915
                                                              --------            --------
                                                              --------            --------


  The accompanying notes are an integral part of these financial statements.

                          MACHEEZMO MOUSE RESTAURANTS, INC.
                               STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)


                                                                     SIXTEEN WEEKS ENDED
                                                           -------------------------------------
                                                              OCTOBER 22,          OCTOBER 17,
                                                                  1996                 1995
                                                           ----------------     ----------------

Cash flows from operating activities:
 Net loss                                                     $   (245)            $   (38)

 Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
     Depreciation and amortization                                 104                 242
     Discount amortization on investments                           (6)                 (6)
     Net changes in operating assets and liabilities:
       Inventories                                                  21                 (18)
       Non-trade receivables                                       (25)                (49)
       Other current assets                                        (81)                (88)
       Long term deferred assets                                     -                 (27)
       Accounts payable, accrued payroll and expenses,
        deferred rent and other liabilities                         55                  (9)
       Restructuring reserve                                      (136)                  -
                                                               -------             -------
     Net cash (used in) provided by operating activities          (313)                  7

Cash flows from investing activities
 Acquisition of property and equipment                             (48)               (365)
 Purchase of government securities                                (982)                  -
 Proceeds from maturity of government securities                   495                 497
 Increase in other assets                                          (22)                 (6)
                                                               -------             -------
     Net cash (used in) provided by investing activities          (557)                126

Cash flows from financing activities:
 Proceeds from exercise of stock options                            33                   7
                                                               -------             -------
     Net cash provided by financing activities                      33                   7
                                                               -------             -------

Net (decrease) increase in cash and cash equivalents              (837)                140

Cash and cash equivalents at beginning of period                 1,488                 489
                                                               -------             -------

Cash and cash equivalents at end of period                     $   651             $   629
                                                               -------             -------
                                                               -------             -------

Supplemental cash flow disclosure:
 Cash paid for:
     Interest                                                  $     1             $     -
     Income taxes                                              $     -             $    25




      The accompanying notes are an integral part of these financial statements.

                          MACHEEZMO MOUSE RESTAURANTS, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                    (IN THOUSANDS)


1. BASIS OF PRESENTATION

    The accompanying unaudited financial statements as of and for sixteen week periods ended October 22, 1996 and October 17,1995 have been prepared in conformity with generally accepted accounting principles. The financial information as of July 2, 1996 is derived from the Macheezmo Mouse Restaurants, Inc.'s (the "Company") financial statements included in the Company's Annual Report on Form 10-KSB for the year ended July 2, 1996. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements for the year ended July 2, 1996, as included in the Company's Annual Report on Form 10-KSB for the year then ended.

    Operating results for the sixteen weeks ended October 22, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending July 1, 1997, or any portion thereof.

2. RECLASSIFICATIONS

    Certain reclassifications have been made to the fiscal 1996 financial statements to conform with the fiscal 1997 presentation. These reclassifications had no impact on previously reported results of operations or shareholders' equity.

3. CASH EQUIVALENTS AND INVESTMENTS

    Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less; investments consist primarily of government securities. The Company's investments in government securities are classified as "held to maturity" under the definition contained in Statement of Financial Accounting Standards No. 115. Accordingly, these securities are carried at amortized cost, which is not materially different from cost at October 22, 1996.

4. NET LOSS PER SHARE

    Net loss per share is based upon the weighted average number of outstanding shares of common stock in the periods presented. Common equivalent shares from stock options are excluded from the computation if their effect is antidilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

    The Company commenced operations in 1981 with the opening of its first restaurant in Portland, Oregon. As of October 22, 1996 the Company owned and operated 19 Macheezmo Mouse restaurants. There were two restaurants opened and one restaurant closed in the sixteen weeks ended October 17, 1995 and no change in the number of restaurants during the sixteen weeks ended October 22, 1996. The change in number of restaurants operating affects the comparability of results of operations from period to period. Sales volume for a new restaurant generally is higher in the first three four-week periods after the restaurant is opened than in subsequent periods, in part as the result of special promotional efforts in the opening periods. In addition, new restaurants may have lower restaurant operating income as a percentage of sales due to higher fixed costs of operations.

    The Company prepares statements of operations for 13 four-week periods each year. The first fiscal quarter, generally comprised of the months of July through mid-October, includes four periods (sixteen weeks), and each of the following three quarters includes three such periods. Because of the longer first fiscal quarter and the seasonality of its business, the Company's sales and operating income are typically highest in the first fiscal quarter. The Company's fiscal year ends on the Tuesday closest to June 30; July 1, 1997 for fiscal 1997. The Company's fiscal year ending July 1, 1997 is a 52 week period and its fiscal year ended July 2, 1996 was a 53 week period.

FORWARD-LOOKING INFORMATION

    From time to time the Company may issue forward-looking statements that involve a number of risks and uncertainties. The following are among the factors that could cause actual results to differ materially from the forward-looking statements: business conditions and growth in the restaurant industry and general economy, both domestic and international; lower than expected same restaurant sales; competitive factors, including increased competition, new product offerings by competitors and price pressures; the availability of labor, food ingredients and beverages at reasonable prices; changes in menu offerings; and seasonal differences in sales volume. The forward-looking statements contained in this document regarding menu development and introductions, marketing and advertising plans, liquidity and future business activities, including possible expansion, should be considered in light of these factors.

RESULTS OF OPERATIONS

    The following is a discussion of the results of operations for the 16 week periods ended October 22, 1996 and October 17, 1995. The table sets forth the percentage relationship to net sales, unless otherwise indicated, of certain statement of operations data. The table also sets forth certain restaurant data for the periods indicated.



STATEMENT OF OPERATIONS DATA                                      FOR THE SIXTEEN WEEKS ENDED
                                                              ---------------------------------
                                                               OCTOBER 22,         OCTOBER 17,
                                                                  1996                1995
                                                              -------------       -------------
Sales, net                                                        100.0  %            100.0  %

Costs and expenses
  Food, beverage and packaging                                     29.2                26.7
  Restaurant labor                                                 33.8                32.3
  Other restaurant operating expenses                              22.2                20.3
  Depreciation and amortization                                     4.0                 7.2
  General and administrative expenses                              22.5                17.7
                                                                 ---------           ---------
Total operating costs and expenses                                111.7               104.2
                                                                 ---------           ---------

Operating loss                                                    (11.7)               (4.2)

Other income (expense)
  Interest income                                                   2.3                 2.5
  Interest expense                                                  -                   -
                                                                 ---------           ---------

Loss before income taxes                                           (9.4)               (1.7)

Benefit from income taxes                                           -                  (0.6)
                                                                 ---------           ---------

Net loss                                                           (9.4)  %            (1.1)  %
                                                                 ---------           ---------
                                                                 ---------           ---------



RESTAURANT OPERATING DATA                                         FOR THE SIXTEEN WEEKS ENDED
                                                              ---------------------------------
                                                               OCTOBER 22,         OCTOBER 17,
                                                                  1996                1995
                                                              -------------       -------------
Number of restaurants:
  Open at beginning of period                                      19                  21
  Opened during the period                                          -                   2
  Closed during the period                                          -                  (1)
                                                                 -----              ------
  Open at end of period                                            19                  22
                                                                 -----               -----
                                                                 -----               -----



FIRST QUARTER OF FISCAL YEAR 1997 (SIXTEEN WEEKS ENDED OCTOBER 22, 1996) COMPARED TO FIRST QUARTER OF FISCAL YEAR 1996 (SIXTEEN WEEKS ENDED OCTOBER 17,
1995)

    SALES, NET. Restaurant sales decreased in the first quarter of fiscal 1997 to $2.6 million from $3.3 million in the first quarter of fiscal 1996. This decrease was primarily attributable to the closure of one restaurant in October 1995 and three restaurants in June 1996, and a decline in same restaurant sales of 16%. In the first quarter of fiscal 1997 the Company concentrated its efforts on strategically repositioning itself, during which time limited advertising and marketing was placed. Extensive research was done on concept viability, awareness building and new menu development, from which long term market and advertising plans were developed. The implementation of such plans will begin in forthcoming quarters.

    COSTS AND EXPENSES. Food, beverage and packaging increased as a percentage of net sales to 29.2% in the first quarter of fiscal 1997 from 26.7% in the first quarter of fiscal 1996, primarily as a result of increases in the costs of food, primarily cheese and tortillas, and the introduction of new menu items and recipe changes, along with shifts in sales mix.

    Restaurant labor expense, which consists primarily of restaurant management and hourly employee wages, payroll taxes, worker's compensation and group insurance, increased as a percentage of net sales to 33.8% in the first quarter of fiscal 1997 from 32.3% in the first quarter of fiscal 1996. The increase as a percentage of net sales was attributable to increases in wages and employee benefits, which were increased in order to remain competitive in the Company's labor markets, and to the decline in same restaurant sales.

    Other restaurant operating expenses increased as a percentage of net sales to 22.2% in the first quarter of fiscal 1997 from 20.3% in the first quarter of fiscal 1996. The increase as a percentage of net sales was primarily due to the decline in same restaurant sales. Most of these expenses, such as rent, utilities and miscellaneous supplies and services are substantially fixed in nature. As restaurant sales decline, these expenses increase as a percentage of net sales.

    Depreciation and amortization expense decreased as a percentage of net sales to 4.0% in the first quarter of fiscal 1997 from 7.2% in the first quarter of fiscal year 1996, due primarily to the write down in the fourth quarter of fiscal 1996 of closed and existing restaurant assets to their estimated fair market values in accordance with the adoption of Statement of Financial Accounting Standard No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" (SFAS No. 121).

    General and administrative expenses increased as a percentage of net sales to 22.5% in the first quarter of fiscal 1997 from 17.7% in the first quarter of fiscal 1996. This increase as a percentage of net sales was primarily attributable to the decline in same restaurant sales.

    BENEFIT FROM INCOME TAXES. As of October 22, 1996, the Company had net operating loss carryforwards of approximately $1.3 million which expire in the years through 2012. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

QUARTERLY VARIABILITY

    The Company's restaurants have historically experienced higher average weekly sales in the first and fourth fiscal quarters. Accordingly, operating income margins and net income margins have been and are expected to continue to be higher in each of those quarters than in the second and third quarters. Furthermore, quarterly results have been, and are expected to be, substantially affected by the timing of new restaurant openings, in part because of the Company's policy of expensing pre-opening costs. In addition, the first quarter includes 16 weeks of operations, compared with 12 weeks for each of the remaining three quarters. Consequently, consecutive quarter-to-quarter comparisons of the Company's results of operations may not be meaningful, and results for any quarter are not necessarily indicative of the actual results for a full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

    Over the past two fiscal years, the Company has financed its capital requirements through cash flow from operations and the proceeds from its initial public offering in September 1994.

    Working capital at October 22, 1996 was $2.8 million, including $650,000 of cash and cash equivalents and $2.5 million of short-term investments in government securities.

    Cash used in operating activities in the first quarter of fiscal 1997 was $313,000. Cash balances, in excess of operating requirements, remained invested in readily marketable U.S. government securities. Purchases of government securities, net of proceeds from the sale of government securities was $487,000 in the first quarter of fiscal 1997.

    In the fourth quarter of fiscal 1996 the Company developed a restructuring plan to address the declining profitability and operating losses in each quarter of fiscal 1996, and to help restore profitability. This restructuring plan resulted in the recording of restructuring expense of $2.9 million in the fourth quarter of fiscal 1996. The restructuring included the closing of three restaurants and the partial write-down of fixed assets at existing restaurants to their estimated fair market value. The Company based its analysis on SFAS No. 121 which establishes standards to identify and measure impairment of long-lived assets. The restructuring charge consisted of a reserve of $337,000 for the estimated costs associated with restaurant closures and the settlement of lease obligations for those restaurants closed, and $669,000 and $1,889,000 of non-cash charges for the write-down of closed and existing restaurant assets, respectively, to their estimated fair market values. During the first quarter of fiscal 1997, the Company used a portion of the restructuring reserve for the settlement of lease obligations for two of the restaurants which closed in June 1996 and for certain other employee related costs associated with such closures. At October 22, 1996, the restructuring reserve was $201,000.

    At October 22, the Company had a $600,000 line of credit which bore interest at rates ranging from the bank's prime rate to the bank's prime rate plus 1/2 percent and which required the Company to maintain certain cash balances. There were no borrowings outstanding under the line of credit at October 22, 1996. This line of credit expired on October 31, 1996. In October 1996, the Company negotiated a new revolving line of credit which provides for the borrowing of up to $600,000, at the bank's prime rate, secured by the Company's investments in marketable securities, which expires on October 31, 1997.

    In addition to the remaining restructuring reserve, the Company's future capital requirements will consist of marketing campaigns, menu development and signage changes. At October 22, 1996 the Company had no material commitments for capital expenditures. The Company expects that current cash and short-term investment balances, along with amounts available under its $600,000 line-of-credit, will be adequate to fund the Company's operations over the next 12 months.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's annual meeting of shareholders was held on September 25, 1996. The following matters were submitted to shareholders for their consideration:

1. The shareholders elected William S. Warren, Joseph W. Angel, David M. Bennett, Diane G. Hall, Joseph P. Micatrotto and Jack B. Schwartz to the Company's Board of Directors, by the votes indicated below, to serve for the ensuing year.






                              SHARES    SHARES AGAINST                 BROKER
       NAME                  IN FAVOR    OR WITHHELD    ABSTENTIONS   NON-VOTES
       ----                  --------      -----------  -----------   ----------

   William S. Warren        2,983,056       19,525           0            0
   Joseph W. Angel          2,983,896       18,685           0            0
   David M. Bennett         2,981,106       21,475           0            0
   Diane G. Hall            2,983,996       18,585           0            0
   Joseph P. Micatrotto     2,988,756       13,825           0            0
   Jack B. Schwartz         2,985,546       17,035           0            0



2. The adoption of the Macheezmo Mouse Restaurants, Inc. 1996 Stock Incentive Plan was ratified as follows: 1,872,060 shares were voted in favor, 78,108 shares were voted in opposition, 10,076 shares abstained and there were 1,042,337 broker non-votes.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibit filed as part of this report is listed below:

         EXHIBIT NO.
         27        Financial Data Schedule

(b) Reports on Form 8-K:

         No reports on Form 8-K were filed during the sixteen week period ended October 22, 1996.

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 20, 1996


                                       MACHEEZMO MOUSE RESTAURANTS, INC.

                                       By: /s/ DAVID M. BENNETT
                                       David M. Bennett
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)



                                       By: /s/ ALICE E. PRICE
                                       Alice E. Price
                                       Vice President, Finance and Controller
                                       (Principal Financial and Accounting
                                       Officer)