Form 10QSB
period 1997-01-14
MACHEEZMO MOUSE RESTAURANTS INC
filed 1997-02-28
CIK 928065

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 14, 1997

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


                                 503-274-0001
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes   X    No
              -----     ----

Number of shares of Common Stock outstanding at  January 14, 1997: 3,985,630

Transitional Small Business Disclosure Format:   Yes       No    X
                                                     -----     ----

                        MACHEEZMO MOUSE RESTAURANTS, INC.
                                  FORM 10-QSB
                                     INDEX


                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                                                                             PAGE
                                                                             ----
Item 1.  Financial Statements

         Balance Sheets - January 14, 1997 and July 2, 1996                   2

         Statements of Operations - Twelve Weeks and Twenty-Eight
         Weeks Ended January 14, 1997 and January 9, 1996                     3

         Statements of Cash Flows - Twenty-Eight Weeks Ended
         January 14, 1997 and January 9, 1996                                 4

         Notes to Financial Statements                                        5

Item 2.  Management's Discussion and Analysis or Plan of Operation            6

                        PART II - OTHER INFORMATION
                        ---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                    10


                       MACHEEZMO MOUSE RESTAURANTS, INC.
                                BALANCE SHEETS
                                (IN THOUSANDS)



                                                    JANUARY 14,      JULY 2,
                                                       1997           1996
                                                    -----------     --------
                      ASSETS

Current assets
Cash and cash equivalents                              $    979     $  1,488
Short-term investments in marketable securities           1,732        1,741
Inventories                                                 130          142
Non-trade receivables                                        31           26
Other current assets                                        246          138
                                                    -----------    ---------
    Total current assets                                  3,118        3,535

Property and equipment, net of accumulated
 depreciation and amortization of $1,406 at
January 14, 1997 and $1,235 at July 2, 1996               1,663        1,694
Long-term investments in marketable securities                -          250
Other assets                                                 52           45
                                                    -----------    ---------
                                                       $  4,833     $  5,524
                                                    -----------    ---------
                                                    -----------    ---------

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                     $    542     $    340
  Accrued payroll and payroll related expenses              160          131
  Accrued expenses and other current liabilities             47           58
  Restructuring reserve                                     181          337
                                                    -----------    ---------
    Total current liabilities                               930          866

Other deferred liabilities
 Deferred rent expense                                      147          157
 Other liabilities                                           33            -
                                                    -----------    ---------
    Total liabilities                                     1,110        1,023

Shareholders' equity
  Preferred stock, undesignated, 5,000 shares
   authorized, none issued
  Common stock, no par value, 10,000 shares
   authorized, 3,986 shares issued and outstanding
   at January 7, 1997 and 3,920 shares issued
   and outstanding at July 2, 1996                       10,178       10,145
  Accumulated deficit                                    (6,455)      (5,644)
                                                    -----------    ---------
    Total shareholders' equity                            3,723        4,501
                                                    -----------    ---------
                                                       $  4,833     $  5,524
                                                    -----------    ---------
                                                    -----------    ---------

  The accompanying notes are an integral part of these financial statements.

                       MACHEEZMO MOUSE RESTAURANTS, INC.
                           STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 TWELVE WEEKS ENDED        TWENTY-EIGHT WEEKS ENDED
                                              -----------------------      ------------------------
                                              JANUARY 14,  JANUARY 9,      JANUARY 14,   JANUARY 9,
                                                 1997         1996            1997          1996
                                              -----------  ----------      -----------   ----------
Sales, net                                       $1,677      $2,069           $4,274       $5,407
                                              -----------  ----------      -----------   ----------
Costs and expenses
  Food, beverage and packaging costs                527         581            1,286        1,472
  Restaurant labor                                  610         690            1,486        1,769
  Other restaurant operating expenses               440         501            1,017        1,180
  Depreciation and amortization                      83         170              187          412
  General and administrative expenses               606         524            1,191        1,114
                                              -----------  ----------      -----------   ----------
    Total operating costs and expenses            2,266       2,466            5,167        5,947
                                              -----------  ----------      -----------   ----------
                                              -----------  ----------      -----------   ----------

Operating loss                                     (589)       (397)            (893)        (540)

Other income (expense)
  Interest income                                    34          55               94          140
  Interest expense                                    -           -               (1)           -
  Other expense                                     (11)          -              (11)           -
                                              -----------  ----------      -----------   ----------

Loss before income taxes                           (566)       (342)            (811)        (400)


Provision for income taxes                            -          55                -           35
                                              -----------  ----------      -----------   ----------
Net loss                                        $  (566)    $  (397)         $  (811)     $  (435)
                                              -----------  ----------      -----------   ----------
                                              -----------  ----------      -----------   ----------
Net loss per share                              $ (0.14)    $ (0.10)         $ (0.20)     $ (0.11)
                                              -----------  ----------      -----------   ----------
                                              -----------  ----------      -----------   ----------
Shares used in per share calculations             3,986       3,917            3,974        3,916
                                              -----------  ----------      -----------   ----------
                                              -----------  ----------      -----------   ----------


  The accompanying notes are an integral part of these financial statements.

                        MACHEEZMO MOUSE RESTAURANTS, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                         TWENTY-EIGHT WEEKS ENDED
                                                        --------------------------
                                                        JANUARY 14,     JANUARY 9,
                                                           1997           1996
                                                        ----------      ----------
Cash flows from operating activities:
  Net loss                                               $  (811)        $  (435)

  Adjustments to reconcile net (loss) income to net cash provided by operating activities:

    Depreciation and amortization                            187             412
    Discount amortization on investments                     (11)             (8)
    Loss on disposal of equipment                             11               -
    Deferred tax assets                                        -              28
    Net changes in operating assets and liabilities:
      Inventories                                             12             (12)
      Non-trade receivables                                   (4)            (49)
      Other current assets                                  (109)            (32)
      Accounts payable, accrued payroll and
        expenses, deferred rent and other liabilities        242            (189)
      Restructuring reserve                                 (155)              -
                                                        ----------      ----------
    Net cash used in operating activities                   (638)           (285)

Cash flows from investing activities
  Acquisition of property and equipment                     (164)           (542)
  Purchase of marketable securities                       (1,225)           (993)
  Proceeds from maturity of marketable securities          1,495           1,439
  Decrease in other assets                                   (10)              9
                                                        ----------      ----------
     Net cash provided by (used in)
       investing activities                                  96              (87)

Cash flows from financing activities:
  Proceeds from exercise of stock options                    33               13
                                                        ----------      ----------
    Net cash provided by financing activities                33               13
                                                        ----------      ----------

Net decrease in cash and cash equivalents                  (509)            (359)

Cash and cash equivalents at beginning of period          1,488              489
                                                        ----------      ----------

Cash and cash equivalents at end of period               $  979           $  130
                                                        ----------      ----------
                                                        ----------      ----------

Supplemental cash flow disclosure:
  Cash paid for:
    Interest                                             $    -           $    -
    Income taxes                                         $    -           $   25


  The accompanying notes are an integral part of these financial statements.

                       MACHEEZMO MOUSE RESTAURANTS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                (In thousands)


1. BASIS OF PRESENTATION

  The accompanying unaudited financial statements as of and for the twelve and twenty-eight week periods ended January 14, 1997 and January 9, 1996 have been prepared in conformity with generally accepted accounting principles.
The financial information as of July 2, 1996 is derived from the Macheezmo Mouse Restaurants, Inc.'s (the "Company") financial statements included in the Company's Annual Report on Form 10-KSB for the year ended July 2, 1996. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements for the year ended July 2, 1996, as included in the Company's Annual Report on Form 10-KSB for the year then ended.

  Operating results for the twelve and twenty-eight week periods ended January 14, 1997 and January 9, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending July 1, 1997, or any portion thereof.

2. RECLASSIFICATIONS

  Certain reclassifications have been made to the fiscal 1996 financial statements to conform with the fiscal 1997 presentation. These reclassifications had no impact on previously reported results of operations or shareholders' equity.

3. CASH EQUIVALENTS AND MARKETABLE SECURITIES

  Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less; investments consist primarily of commercial paper and government securities. The Company's investments in marketable securities are classified as "held to maturity" under the definition contained in Statement of Financial Accounting Standards No. 115. Accordingly, these securities are carried at amortized cost, which is not materially different from cost at January 14, 1997.

4. NET LOSS PER SHARE

  Net loss per share is based upon the weighted average number of outstanding shares of common stock in the periods presented. Common equivalent shares from stock options are excluded from the computation as their effect is antidilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

  The Company commenced operations in 1981 with the opening of its first restaurant in Portland, Oregon. As of January 14, 1997 the Company owned and operated 19 Macheezmo Mouse restaurants. There were two restaurants opened and one restaurant closed in the 28 weeks ended January 9, 1996 and no change in the number of restaurants during the 28 weeks ended January 14, 1997. The change in number of restaurants operating affects the comparability of results of operations from period to period. Sales volume for a new restaurant generally is higher in the first three four-week periods after the restaurant is opened than in subsequent periods, in part as the result of special promotional efforts in the opening periods. In addition, new restaurants may have lower restaurant operating income as a percentage of sales due to higher fixed costs of operations.

  The Company prepares statements of operations for 13 four-week periods each year. The first fiscal quarter, generally comprised of the months of July through mid-October, includes four periods (sixteen weeks), and each of the following three quarters includes three such periods (twelve weeks). Because of the longer first fiscal quarter, the Company's sales and operating income are typically highest in the first fiscal quarter. The Company's fiscal year ends on the Tuesday closest to June 30; July 1, 1997 for fiscal 1997. The Company's fiscal year ending July 1, 1997 is a 52 week period and its fiscal year ended July 2, 1996 was a 53 week period.

  In the fourth quarter of fiscal 1996 the Company developed a restructuring plan to address the declining profitability and operating losses in each quarter of fiscal 1996, and to help restore profitability. This restructuring plan resulted in the recording of restructuring expense of $2.9 million in the fourth quarter of fiscal 1996. The restructuring included the closing of three restaurants and the partial write-down of fixed assets at existing restaurants to their estimated fair market value. The Company based its analysis on SFAS No. 121 which establishes standards to identify and measure impairment of long-lived assets. The restructuring charge consisted of a reserve of $337,000 for the estimated costs associated with restaurant closures and the settlement of lease obligations for those restaurants closed, and $669,000 and $1,889,000 of non-cash charges for the write-down of closed and existing restaurant assets, respectively, to their estimated fair market values. During the first half of fiscal 1997, the Company used a portion of the restructuring reserve for the settlement of lease obligations for two of the restaurants which closed in June 1996 and for certain other employee related costs associated with such closures. At January 14, 1997, the restructuring reserve was $181,000.

FORWARD-LOOKING INFORMATION

  From time to time the Company may issue forward-looking statements that involve a number of risks and uncertainties. The following are among the factors that could cause actual results to differ materially from the forward-looking statements: business conditions and growth in the restaurant industry and general economy, both domestic and international; lower than expected same restaurant sales; competitive factors, including increased competition, new product offerings by competitors and price pressures; the availability of labor, food ingredients and beverages at reasonable prices; changes in menu offerings; and seasonal differences in sales volume. The forward-looking statements contained in this document regarding menu development and introductions, marketing and advertising plans, liquidity and future business activities should be considered in light of these factors.

RESULTS OF OPERATIONS

  The following is a discussion of the results of operations for the 12 and 28 week periods ended January 14, 1997 and January 9, 1996. The table sets forth the percentage relationship to net sales, unless otherwise indicated, of certain statement of operations data. The table also sets forth certain restaurant data for the periods indicated.

STATEMENT OF OPERATIONS DATA

                                       FOR THE 12 WEEKS ENDED   FOR THE 28 WEEKS ENDED
                                       -----------------------  -----------------------
                                       JANUARY 14,  JANUARY 9,   JANUARY 14,  JANUARY 9
                                          1997        1996          1997        1996
                                       -----------  ----------   -----------  ---------
Sales, net                                100.0%      100.0%        100.0%      100.0%

Costs and expenses
  Food, beverage and packaging             31.4        28.1          30.1        27.2
  Restaurant labor                         36.4        33.4          34.8        32.7
  Other restaurant operating expenses      26.2        24.2          23.8        21.8
  Depreciation and amortization             5.0         8.2           4.4         7.6
  General and administrative expenses      36.1        25.3          27.8        20.6
                                         ------      ------        ------      ------
Total operating costs and expenses        135.1       119.2         120.9       109.9
                                         ------      ------        ------      ------

Operating loss                            (35.1)      (19.2)        (20.9)       (9.9)

Other income (expense)
  Interest income                           2.0         2.7           2.2         2.6
  Interest expense                            -           -             -           -
  Other expense                            (0.7)          -          (0.3)          -
                                         ------      ------        ------      ------

Loss before income taxes                  (33.8)      (16.5)        (19.0)       (7.3)

Provision for income taxes                    -         2.7             -         0.7
                                         ------      ------        ------      ------
Net loss                                  (33.8)%     (19.2)%       (19.0)%      (8.0)%
                                         ------      ------        ------      ------
                                         ------      ------        ------      ------

RESTAURANT OPERATING DATA

                                FOR THE TWENTY-EIGHT WEEKS ENDED
                               -----------------------------------
                                JANUARY 14,        JANUARY 9,
                                   1997               1996
                                -----------        ----------
Number of restaurants:
  Open at beginning of period       19                21
  Opened during the period           -                 2
  Closed during the period           -                (1)
                                  -----             -----
  Open at end of period             19                22
                                  -----             -----
                                  -----             -----

TWELVE WEEKS (SECOND QUARTER) AND TWENTY-EIGHT WEEKS (FIRST HALF) ENDED JANUARY 14, 1997 COMPARED TO TWELVE WEEKS (SECOND QUARTER) AND TWENTY-EIGHT WEEKS (FIRST HALF) ENDED JANUARY 9, 1996

  SALES, NET. Restaurant sales decreased in the second quarter of fiscal 1997 to $1.7 million from $2.1 million in the second quarter of fiscal 1996, and decreased in the first half of fiscal 1997 to $4.3 million from $5.4 million in the first half of fiscal 1996. Net sales were based on 19 and 22 operating restaurants in the first half of fiscal 1997 and 1996, respectively. Same restaurant sales decreased 14% in the second quarter of fiscal 1997 and 15% in the second half of fiscal 1997, compared to the same periods in fiscal 1996. Historically, the second quarter is the weakest quarter of the fiscal year. Holiday closings and winter weather are the significant negative factors driving second quarter results. In the second quarter, the Company was closed for holidays (Thanksgiving, Christmas and New Years Day) which represented 57 operating days company-wide. In addition, the Company was negatively affected by losing 43 restaurant operating days company-wide due to inclement weather during the quarter. In the first quarter of fiscal 1997 the Company concentrated its efforts on strategically repositioning itself, during which time limited advertising and marketing was placed. Extensive research was done on concept viability, awareness building and new menu development, from which long term marketing and advertising plans were developed.

 COSTS AND EXPENSES.

  Food, beverage and packaging costs increased as a percentage of net sales to 31.4% in the second quarter of fiscal 1997 from 28.1% in the second quarter of fiscal 1996, and increased as a percentage of net sales to 30.1% in the first half of fiscal 1997 from 27.2% in the first half of fiscal 1996. The increases, as a percentage of net sales, were primarily the result of new and more expensive menu items and decreased net sales in the same periods.

  Restaurant labor expense, which consists primarily of restaurant management and hourly employee wages, payroll taxes, worker's compensation and group insurance, increased as a percentage of net sales to 36.4% in the second quarter of fiscal 1997 from 33.4% in the second quarter of fiscal 1996, and increased as a percentage of net sales to 34.8% in the first half of fiscal 1997 from 32.7% in the first half of fiscal 1996. The increases, as a percentage of net sales, were attributable to increases in the minimum wage, increases in wages and employee benefits in order to remain competitive in the Company's labor markets, and decreased net sales in the same periods.

  Other restaurant operating expenses increased as a percentage of net sales to 26.2% in the second quarter of fiscal 1997 from 24.2% in the second quarter of fiscal 1996, and increased as a percentage of net sales to 23.8% in the first half of fiscal 1997 from 21.8% in the first half of fiscal 1996. The increases, as a percentage of net sales, were primarily due to the decline in same restaurant sales. Most of these expenses, such as rent, utilities and miscellaneous supplies and services, are substantially fixed in nature. As restaurant sales decrease, these expenses increase as a percentage of net sales.

  Depreciation and amortization expense decreased as a percentage of net sales to 5.0% in the second quarter of fiscal 1997 from 8.2% in the second quarter of fiscal 1996, and decreased to 4.4% in the first half of fiscal 1997 from 7.6% in the first half of fiscal 1996, due primarily to the write down in the fourth quarter of fiscal 1996 of closed and existing restaurant assets to their estimated fair market values in accordance with the adoption of Statement of Financial Accounting Standard No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" (SFAS No. 121).

  General and administrative expenses increased as a percentage of net sales to 36.1% in the second quarter of fiscal 1997 from 25.3% in the second quarter of fiscal 1996, and increased to 27.8% in the first half of fiscal 1997 from 20.6% in the first half of fiscal 1996. The increase, as a percentage of net sales, in the second quarter of fiscal 1997 was primarily attributable to increased advertising spending and expenses related to menu development and the roll out of new menu items. The increase, as a percentage of net sales, in the second half of fiscal 1997 was attributable to these factors and to the decline in same restaurant sales.

  INCOME TAXES. The Company is in a net deferred tax asset position and has generated net operating losses in the current year. Accordingly, no provision for or benefit from income taxes has been recorded in the accompanying statements of operations. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

QUARTERLY VARIABILITY

  The Company's restaurants have historically experienced higher average weekly sales in the first and fourth fiscal quarters. Accordingly, operating income margins and net income margins have been and are expected to continue to be higher in each of those quarters than in the second and third quarters. Furthermore, quarterly results have been substantially affected by the timing of new restaurant openings, in part because of the Company's policy of expensing pre-opening costs. In addition, the first quarter includes 16 weeks of operations, compared with 12 weeks for each of the remaining three quarters. Consequently, consecutive quarter-to-quarter comparisons of the Company's results of operations may not be meaningful, and results for any quarter are not necessarily indicative of the actual results for a full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

  Over the past two fiscal years, the Company has financed its capital requirements through cash flow from operations and the proceeds from its initial public offering in September 1994.

  Working capital at January 14, 1997 was $2.2 million, including $1.0 million of cash and cash equivalents and $1.7 million of short-term investments in commercial paper and government securities.

  Cash used in operating activities in the first half of fiscal 1997 was $638,000, primarily resulting from a net loss for the period, adjustments for depreciation and amortization; and an increase in accounts payable, accrued payroll and expenses, deferred rent and other liabilities, principally the result of timing.

  Cash provided by investing activities in the first half of fiscal 1997 was $96,000. Cash balances, in excess of operating requirements, remained invested in readily marketable commercial paper and U.S. government securities. Purchases of short-term investments was $1.2 million, and proceeds from maturity of short term investments was $1.5 million in the first half of fiscal 1997.

  Cash provided by financing activities in the first half of fiscal 1997 was $33,000, consisting of proceeds for the exercise of stock options.

  The Company has a revolving line of credit which provides for the borrowing of up to $600,000, (limited to 80% of the Company's marketable securities, and secured by such marketable securities), at the bank's prime rate (8.25% at January 14, 1997), which expires on October 31, 1997. No borrowings were outstanding under the line of credit at January 14, 1997. Amounts available under the line of credit can be used to support letters of credit of up to $200,000; of which approximately $40,000 was outstanding at January 14, 1997.

  In addition to the remaining restructuring reserve, the Company's future capital requirements will consist of marketing campaigns, menu development and signage changes. At January 14, 1997 the Company had no material commitments for capital expenditures. The Company expects that current cash and short-term investment balances, along with amounts available under its $600,000 line-of-credit, and cash from operations, will be adequate to fund the Company's operations over the next 12 months.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibit filed as part of this report is listed below:

      Exhibit No.
      -----------
         27        Financial Data Schedule

(b) Reports on Form 8-K:

     No reports on Form 8-K were filed during the twelve week period ended January 14, 1997.

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 28, 1997


                              MACHEEZMO MOUSE RESTAURANTS, INC.

                              By: /s/ WILLIAM S. WARREN
                                  ---------------------
                              William S. Warren
                              Chairman of the Board of Directors
                              (Principal Executive Officer)
                              (Principal Accounting and Financial Officer)