Form 10QSB
period 1997-04-08
MACHEEZMO MOUSE RESTAURANTS INC
filed 1997-05-23
CIK 928065

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                     FORM 10-QSB



           /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended April 8, 1997

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

                                     503-274-0001
                             (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
/ X /  No/   /


Number of shares of Common Stock outstanding at  May 19, 1997: 3,985,630

Transitional Small Business Disclosure Format: Yes/   / No/ X /

                          MACHEEZMO MOUSE RESTAURANTS, INC.
                                     FORM 10-QSB
                                        INDEX

                            PART I - FINANCIAL INFORMATION

                                                                        PAGE

Item 1.  Financial Statements

         Balance Sheets - April 8, 1997 and July 2, 1996                 2

         Statements of Operations - Twelve Weeks and Forty Weeks Ended
         April 8, 1997 and April 2, 1996                                 3

         Statements of Cash Flows - Forty Weeks Ended April 8, 1997
         and April 2, 1996                                               4

         Notes to Financial Statements                                   5

Item 2.  Management's Discussion and Analysis or Plan of Operation       6

                             PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                               10

                          MACHEEZMO MOUSE RESTAURANTS, INC.
                                    BALANCE SHEETS
                                    (IN THOUSANDS)


                                                        APRIL 8, 1997          JULY 2, 1996
                                                   --------------------    -------------------

ASSETS
Current assets
 Cash and cash equivalents                               $    882               $  1,488
 Short-term investments in marketable securities            1,243                  1,741
 Inventories of food and paper                                104                    142
 Non-trade receivables                                          9                     26
 Other current assets                                         225                    138
                                                         --------               --------
     Total current assets                                   2,463                  3,535

Property and equipment, net of accumulated
 depreciation and amortization of $1,494 at
 April 8, 1997 and $1,235 at July 2, 1996                   1,596                  1,694
Long-term investments in marketable securities                 --                    250
Other assets                                                   55                     45
                                                         --------               --------
                                                         $  4,114               $  5,524
                                                         --------               --------
                                                         --------               --------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Accounts payable                                        $    414               $    340
 Accrued payroll and payroll related expenses                 165                    131
 Accrued expenses and other current liabilities                51                     58
 Restructuring reserve                                        211                    337
                                                         --------               --------
   Total current liabilities                                  841                    866

Other deferred liabilities
 Deferred rent expense                                        137                    157
 Other liabilities                                             46                      -
                                                         --------               --------
   Total liabilities                                        1,024                  1,023

Shareholders' equity
 Preferred stock, undesignated, 5,000 shares
  authorized, none issued
Common stock, no par value, 10,000 shares
  authorized, 3,986 shares issued and outstanding
  at April 8, 1997 and 3,920 shares issued
  and outstanding at July 2, 1996                          10,178                 10,145
Accumulated deficit                                       (7,088)                (5,644)
                                                         --------               --------
  Total shareholders' equity                                3,090                  4,501
                                                         --------               --------
                                                         $  4,114               $  5,524
                                                         --------               --------
                                                         --------               --------




      The accompanying notes are an integral part of these financial statements.

                          MACHEEZMO MOUSE RESTAURANTS, INC.
                               STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                             TWELVE WEEKS ENDED            FORTY WEEKS ENDED
                                           ----------------------     -------------------------
                                            APRIL 8,    APRIL 2,       APRIL 8,        APRIL 2,
                                              1997        1996           1997            1996
                                             --------- ----------      ----------     ---------
Sales, net                                  $  1,617     $  2,052       $  5,891       $  7,459
                                            --------     --------       --------       --------

Costs and expenses
 Food, beverage and packaging costs              503          583          1,789          2,055
 Restaurant labor                                600          702          2,086          2,472
 Other restaurant operating expenses             420          518          1,437          1,697
 Depreciation and amortization                    92          185            279            597
 General and administrative expenses             658          407          1,849          1,521
                                            --------     --------       --------       --------
   Total operating costs and expenses          2,273        2,395          7,440          8,342
                                            --------     --------       --------       --------

Operating loss                                  (656)        (343)        (1,549)          (883)

Other income (expense)
 Interest income                                  23           51            117            191
 Interest expense                                 --           --            (1)             --
 Other expense                                    --           --           (11)             --
                                            --------     --------       --------       --------

Loss before income taxes                        (633)        (292)        (1,444)          (692)

Provision for income taxes                        --           25             --             60

Net loss                                    $   (633)    $   (317)     $  (1,444)       $  (752)
                                            --------     --------       --------       --------
                                            --------     --------       --------       --------
Net loss per share                          $  (0.16)    $  (0.08)      $  (0.36)      $  (0.19)
                                            --------     --------       --------       --------
                                            --------     --------       --------       --------
Shares used in per share calculations          3,986        3,920          3,977          3,917
                                            --------     --------       --------       --------
                                            --------     --------       --------       --------





      The accompanying notes are an integral part of these financial statements.

                          MACHEEZMO MOUSE RESTAURANTS, INC.
                               STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)


                                                         FORTY WEEKS ENDED
                                                    -------------------------
                                                     APRIL 8,        APRIL 2,
                                                       1997            1996
                                                    ----------     ----------

Cash flows from operating activities:
Net loss                                             $ (1,444)     $    (752)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization                              270            597
Discount amortization on investments                      (15)           (10)
Loss on disposal of equipment                               11             --
Deferred tax assets                                         --             60
Net changes in operating assets and liabilities:
Inventories                                                 38           (33)
Non-trade receivables                                       17             22
Other current assets                                      (87)           (49)
Accounts payable, accrued payroll and expenses,
deferred rent and other liabilities                        127          (154)
Restructuring reserve                                    (126)             --
                                                     ---------     ----------
Net cash used in operating activities                  (1,209)          (319)
                                                     ---------     ----------
Cash flows from investing activities
Acquisition of property and equipment                    (183)          (564)
Purchase of marketable securities                      (1,719)          (993)
Proceeds from maturity of marketable securities          2,482          1,931
Increase in other assets                                  (10)             12
                                                     ---------     ----------
Net cash provided by investing activities                  570            386
                                                     ---------     ----------

Cash flows from financing activities:
Proceeds from exercise of stock options                     33             15
                                                     ---------     ----------
Net cash provided by financing activities                   33             15
                                                     ---------     ----------

Net (decrease) increase in cash and cash equivalents     (606)             82
Cash and cash equivalents at beginning of period         1,488            489
                                                     ---------     ----------

Cash and cash equivalents at end of period           $     882     $      571
                                                     ---------     ----------
                                                     ---------     ----------

Supplemental cash flow disclosure:
Cash paid for:
Income taxes                                         $      --     $       25



      The accompanying notes are an integral part of these financial statements.

                          MACHEEZMO MOUSE RESTAURANTS, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                    (IN THOUSANDS)


1. BASIS OF PRESENTATION

  The accompanying unaudited financial statements as of and for the twelve and forty week periods ended April 8, 1997 and April 2, 1996 have been prepared in conformity with generally accepted accounting principles. The financial information as of July 2, 1996 is derived from the Macheezmo Mouse Restaurants, Inc. (the "Company") financial statements included in the Company's Annual Report on Form 10-KSB for the year ended July 2, 1996. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements for the year ended July 2, 1996, as included in the Company's Annual Report on Form 10-KSB for the year then ended.

  Operating results for the twelve and forty week periods ended April 8, 1997 and April 2, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending July 1, 1997, or any portion thereof.

2. RECLASSIFICATIONS

  Certain reclassifications have been made to the fiscal 1996 financial statements to conform with the fiscal 1997 presentation. These reclassifications had no impact on previously reported results of operations or shareholders' equity.

3. CASH EQUIVALENTS AND MARKETABLE SECURITIES

  Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less; investments consist primarily of commercial paper and government securities. The Company's investments in marketable securities are classified as "held to maturity" under the definition contained in Statement of Financial Accounting Standards No. 115. Accordingly, these securities are carried at amortized cost, which is not materially different from cost at April 8, 1997.

4. NET LOSS PER SHARE

  Net loss per share is based upon the weighted average number of outstanding shares of common stock in the periods presented. Common equivalent shares from stock options are excluded from the computation as their effect is antidilutive.

5. IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

  In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), which are effective for fiscal years ending after December 15, 1997. The Company believes the implementation of these statements will not have a material effect on its results of operations or financial statement disclosures.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

  The Company commenced operations in 1981 with the opening of its first restaurant in Portland, Oregon. As of April 8, 1997 the Company owned and operated 18 Macheezmo Mouse restaurants. There were two restaurants opened and one restaurant closed in the 40 weeks ended April 2, 1996 and one restaurant closed during the 40 weeks ended April 8, 1997. The change in number of restaurants operating affects the comparability of results of operations from period to period. Sales volume for a new restaurant generally is higher in the first three four-week periods after the restaurant is opened than in subsequent periods, in part as the result of special promotional efforts in the opening periods. In addition, new restaurants may have lower restaurant operating income as a percentage of sales due to higher fixed costs of operations.

  The Company prepares statements of operations for 13 periods each year. The first fiscal quarter, generally comprised of the months of July through mid-October, includes four periods (sixteen weeks), and each of the following three quarters includes three such periods (twelve or thirteen weeks). Because of the longer first fiscal quarter, the Company's sales and operating income are typically highest in the first fiscal quarter. The Company's fiscal year ends on the Tuesday closest to June 30; July 1, 1997 for fiscal 1997. The Company's fiscal year ending July 1, 1997 is a 52 week period and its fiscal year ended July 2, 1996 was a 53 week period.

  In the fourth quarter of fiscal 1996 the Company developed a restructuring plan to address the declining profitability and operating losses in each quarter of fiscal 1996, and to help restore profitability. This restructuring plan resulted in the recording of restructuring expense of $2.9 million in the fourth quarter of fiscal 1996, and included the closing of three restaurants and a partial write-down of fixed assets at existing restaurants to their estimated fair market value, based on Statement of Financial Accounting Standards No. 121 which establishes standards to identify and measure impairment of long-lived assets. The restructuring charge consisted of a reserve of $337,000 for the estimated costs associated with restaurant closures and the settlement of lease obligations for restaurants closed, and $669,000 and $1,889,000 of non-cash charges for the write-down of closed and existing restaurant assets, respectively, to their estimated fair market values. During the first forty weeks of fiscal 1997, the Company used a portion of the restructuring reserve for the settlement of lease obligations for two restaurants which closed in June 1996 and for certain other employee related costs associated with such closures. In the third quarter of fiscal 1997, the Company closed its restaurant in Issaquah, Washington, and recorded a reserve of $50,000 for the estimated costs associated with the restaurant closure and the settlement of related lease obligations.

FORWARD-LOOKING INFORMATION

  The statements concerning expected results of operations, future capital requirements, working capital needs, and future business activities constitute forward-looking statements that are subject to risks and uncertainties. Factors that could adversely affect expected results of operations include, but are not limited to, lower than expected same restaurant sales, competitive factors (including increased competition, new product offerings by competitors and price pressures), the availability of labor, food ingredients and beverages at reasonable prices, seasonal differences in sales volume and difficulties implementing new menu offerings. Factors that could materially increase the Company's future capital requirements include, but are not limited to, changes in menu offerings and a longer than expected period to achieve market acceptance of new menu offerings. Factors that could adversely affect the Company's working capital needs include, but are not limited to, each of the factors noted above, as well as business conditions and growth in the restaurant industry and general economy. Factors that could materially impact the Company's expected future business activities include, but are not limited to, the Company's ability to maintain the listing of its Common Stock on the Nasdaq National Market and the general business conditions noted above.

RESULTS OF OPERATIONS

  The following is a discussion of the results of operations for the 12 and 40 week periods ended April 8, 1997 and April 2, 1996. The table sets forth the percentage relationship to net sales, unless otherwise indicated, of certain statement of operations data. The table also sets forth certain restaurant data for the periods indicated.


STATEMENT OF OPERATIONS DATA             FOR THE 12 WEEKS ENDED       FOR THE 40 WEEKS ENDED
                                         ----------------------       ----------------------
                                         APRIL 8,        APRIL 2,     APRIL 8,    APRIL 2,
                                           1997            1996         1997        1996
                                         --------        --------     --------    --------
Sales, net                               100.0  %        100.0  %     100.0  %    100.0  %
Costs and expenses
 Food, beverage and packaging               31.1           28.4         30.4          27.6
 Restaurant labor                           37.1           34.3         35.5          33.1
 Other restaurant operating expenses        26.0           25.2         24.3          22.7
 Depreciation and amortization               5.7            9.0          4.7           8.0
 General and administrative expenses        40.7           19.8         31.4          20.4
                                         -------        -------      -------       -------
Total operating costs and expenses         140.6          116.7        126.3         111.8
                                         -------        -------      -------       -------

Operating loss                             (40.6)         (16.7)       (26.3)        (11.8)

Other income (expense)
 Interest income                             1.5            2.5          2.0           2.5
 Interest expense                             --             --           --            --
 Other expense                                --             --         (.2)            --
                                         -------        -------      -------       -------

Loss before income taxes                  (39.1)         (14.2)       (24.5)         (9.3)

Provision for income taxes                    --            1.2           --           0.8
                                         -------        -------      -------       -------

Net loss                                 (39.1) %       (15.4) %     (24.5) %      (10.1) %
                                         -------        -------      -------       -------
                                         -------        -------      -------       -------


RESTAURANT OPERATING DATA                       FOR THE FORTY WEEKS ENDED
                                             ---------------------------------
                                             APRIL 8, 1997       APRIL 2, 1996
                                             -------------       -------------
Number of restaurants:
  Open at beginning of period                     19                 21
  Opened during the period                         -                  2
  Closed during the period                        (1)                (1)
                                              ------             ------
  Open at end of period                           18                 22
                                              ------             ------
                                              ------             ------

TWELVE WEEKS (THIRD QUARTER) AND FORTY WEEKS ENDED APRIL 8, 1997 COMPARED TO TWELVE WEEKS (THIRD QUARTER) AND FORTY WEEKS ENDED APRIL 2, 1996

  SALES, NET. Restaurant sales decreased in the third quarter of fiscal 1997 to $1.6 million from $2.1 million in the third quarter of fiscal 1996, and decreased in the first forty weeks of fiscal 1997 to $5.9 million from $7.5 million in the first forty weeks of fiscal 1996. Net sales were based on 18 and 22 operating restaurants in the first forty weeks of fiscal 1997 and 1996, respectively. Same restaurant sales decreased 13.1% in the third quarter of fiscal 1997 and 14.6% in the first forty weeks of fiscal 1997, compared to the same periods in fiscal 1996. In the third quarter of fiscal 1997 the Company closed its restaurant in Issaquah, Washington due to slowing sales, and is continuing to experience decreased sales at many of its other restaurants. If sales continue to decrease in the coming quarters, the Company may consider closing other restaurant locations. In the second quarter of fiscal 1997 the Company was closed for holidays (Thanksgiving, Christmas and New Years Day) which represented 57 operating days company-wide, and lost 43 restaurant operating days company-wide due to inclement weather during the quarter. During the first quarter of fiscal 1997 only limited advertising and marketing was placed as the Company focused on concept viability, awareness building and new menu development, from which long term marketing and advertising plans were developed.

  COSTS AND EXPENSES.

  Food, beverage and packaging costs increased as a percentage of net sales to 31.1% in the third quarter of fiscal 1997 from 28.4% in the third quarter of fiscal 1996, and increased as a percentage of net sales to 30.4% in the first forty weeks of fiscal 1997 from 27.6% in the first forty weeks of fiscal 1996. The increases, as a percentage of net sales, were primarily the result of decreased net sales in the same periods and the addition of new and more expensive menu items.

  Restaurant labor expense, which consists primarily of restaurant management and hourly employee wages, payroll taxes, worker's compensation and group insurance, increased as a percentage of net sales to 37.1% in the third quarter of fiscal 1997 from 34.3% in the third quarter of fiscal 1996, and increased as a percentage of net sales to 35.5% in the first forty weeks of fiscal 1997 from 33.1% in the first forty weeks of fiscal 1996. The increases, as a percentage of net sales, were attributable to increases in the minimum wage, increases in wages and employee benefits in order to remain competitive in the Company's labor markets, and decreased net sales in the same periods.

  Other restaurant operating expenses increased as a percentage of net sales to 26.0% in the third quarter of fiscal 1997 from 25.2% in the third quarter of fiscal 1996, and increased as a percentage of net sales to 24.3% in the first forty weeks of fiscal 1997 from 22.7% in the first forty weeks of fiscal 1996. The increases, as a percentage of net sales, were primarily due to the decline in same restaurant sales. Most of these expenses, such as rent, utilities and miscellaneous supplies and services, are substantially fixed in nature. As restaurant sales decrease, these expenses increase as a percentage of net sales.

  Depreciation and amortization expense decreased as a percentage of net sales to 5.7% in the third quarter of fiscal 1997 from 9.0% in the third quarter of fiscal 1996, and decreased to 4.7% in the first forty weeks of fiscal 1997 from 8.0% in the first forty weeks of fiscal 1996, due primarily to the write down in the fourth quarter of fiscal 1996 of closed and existing restaurant assets to their estimated fair market values in accordance with the adoption of Statement of Financial Accounting Standard No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" (SFAS No. 121).

  General and administrative expenses increased as a percentage of net sales to 40.7% in the third quarter of fiscal 1997 from 19.8% in the third quarter of fiscal 1996, and increased to 31.4% in the first forty weeks of fiscal 1997 from 20.4% in the first forty weeks of fiscal 1996. The increases, as a percentage of net sales, were primarily attributable to increased advertising spending and expenses related to menu development and the roll out of new menu items, and the decline in same restaurant sales. In the third quarter of 1997, the Company initiated a new radio, newspaper and transit advertising campaign, at a cost of approximately $160,000.

Additionally, in March 1997 the Company announced the termination of its proposed acquisition of Todo, Inc., the owner and operator of 17 restaurants in the Seattle, Washington metropolitan area, due to the failure of Todo, Inc. to obtain investor commitments for a financing required as a condition to the acquisition. Approximately $48,000 of expenses related to the proposed acquisition were recorded as general and administrative expenses in the third quarter of fiscal 1997.

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

QUARTERLY VARIABILITY

  The Company's restaurants have historically experienced higher average weekly sales in the first and fourth fiscal quarters. Accordingly, operating income margins and net income margins have been and are expected to continue to be higher in each of those quarters than in the second and third quarters. Furthermore, quarterly results have been substantially affected by the timing of new restaurant openings, in part because of the Company's policy of expensing pre-opening costs. In addition, the first quarter includes 16 weeks of operations, compared with 12 or 13 weeks for each of the remaining three quarters. Consequently, consecutive quarter-to-quarter comparisons of the Company's results of operations may not be meaningful, and results for any quarter are not necessarily indicative of the actual results for a full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

  Over the past two fiscal years, the Company has financed its capital requirements through cash flows from operations and the proceeds from its initial public offering in September 1994.

  Working capital at April 8, 1997 was $1.6 million, including $900,000 of cash and cash equivalents and $1.2 million of short-term investments in marketable securities.

  Cash used in operating activities in the first forty weeks of fiscal 1997 was $1.2 million, primarily resulting from a net loss for the period, adjustments for depreciation and amortization, a decrease in the restructuring reserve; and an increase in accounts payable, accrued payroll and expenses, deferred rent and other liabilities, principally the result of timing.

  Cash provided by investing activities in the first forty weeks of fiscal 1997 was $570,000. Cash balances in excess of operating requirements remained invested in readily marketable commercial paper and U.S. government securities. Purchases of short-term investments in marketable securities were $1.7 million, and proceeds from maturity of short term investments in marketable securities were $2.5 million in the first forty weeks of fiscal 1997.

  Cash provided by financing activities in the first forty weeks of fiscal 1997 was $33,000, consisting of proceeds from the exercise of stock options.

  The Company has a revolving line of credit which provides for the borrowing of up to $600,000, (limited to 80% of the Company's marketable securities, and secured by such marketable securities), at the bank's prime rate (8.5% at April 8, 1997), which expires on October 31, 1997. No borrowings were outstanding under the line of credit at April 8, 1997. Amounts available under the line of credit can be used to support letters of credit of up to $200,000; of which approximately $40,000 was outstanding at April 8, 1997.

  In addition to the remaining restructuring reserve, the Company's future capital requirements are expected to consist primarily of marketing campaigns, menu development and signage changes. At April 8, 1997 the

Company had no material commitments for capital expenditures. The Company expects that current cash and short-term investment balances, along with amounts available under its line-of-credit, and cash from operations, will be adequate to fund the Company's operations over the next 12 months. The Company has from time to time evaluated opportunities for acquisitions and expansion and intends to continue to consider strategic alternatives for future growth.

  In March 1997, the Company was informed it was not maintaining the minimum bid price requirements for continued quotation on the Nasdaq National Market System ("Nasdaq NMS"), and that its common stock could be subject to delisting from Nasdaq NMS. In May 1997 Nasdaq requested that the Company, by June 16, 1997, either evidence compliance with the minimum bid price criteria or submit a definitive plan that will ensure compliance. If the Company's Common Stock is delisted from Nasdaq NMS and does not qualify for listing on the Nasdaq SmallCap Market, trading, if any, in the Company's Common Stock may thereafter be conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements, or in what are commonly referred to as the "pink sheets". As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's Common Stock. In addition, if the Company's Common Stock were delisted from Nasdaq NMS, trading of the Common Stock would be subject to "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. Consequently, delisting of the Company's Common Stock from Nasdaq NMS, if it were to occur, and if the Common Stock was not eligible for trading on the Nasdaq SmallCap Market, could affect the ability or willingness of broker-dealers to sell the Company's Common Stock and the ability of purchasers of the Company's Common Stock to sell their securities in the secondary market.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibit filed as part of this report is listed below:

            EXHIBIT NO.
            27      Financial Data Schedule

(b) Reports on Form 8-K:

            No reports on Form 8-K were filed during the twelve week period ended April 8, 1997.

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 22, 1997


                              MACHEEZMO MOUSE RESTAURANTS, INC.

                              By: /S/ WILLIAM S. WARREN
                                  ---------------------------------------
                              William S. Warren
                              Chairman of the Board of Directors
                              (Principal Executive Officer)
                              (Principal Accounting and Financial Officer)