Form 10KSB40
period 1997-07-01
MACHEEZMO MOUSE RESTAURANTS INC
filed 1997-09-29
CIK 928065

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended: July 1, 1997
                                          OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from __________ to __________

                            COMMISSION FILE NUMBER 0-24788


                          MACHEEZMO MOUSE RESTAURANTS, INC.
                    (Name of small business issuer in its charter)

                 Oregon                               93-0929139
    (State or other jurisdiction of    (I.R.S. Employer Identification No.)
    incorporation or organization)

1020 SW Taylor Street, Suite 685, Portland, Oregon                97205
    (Address of principal executive offices)                    (Zip Code)

          Registrant's telephone number, including area code:  503-274-0001

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
 Yes   X   No
     ----     ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   X
                               ----

State issuer's revenues for its most recent fiscal year: $7,567,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of August 29, 1997: $1,917,100

State the number of shares of Common Stock outstanding at August 29, 1997:
3,985,630


DOCUMENTS INCORPORATED BY REFERENCE: The Proxy Statement for the 1997 Annual Meeting of Shareholders is incorporated into Part III of this Form 10-KSB.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  Yes        No   X
                                                     ----      ----

                          MACHEEZMO MOUSE RESTAURANTS, INC.
                            1997 FORM 10-KSB ANNUAL REPORT
                                  TABLE OF CONTENTS

                                        PART I
                                                                          Page
                                                                          ----

Item 1.  Description of Business                                            2

Item 2.  Description of Property                                            7

Item 3.  Legal Proceedings                                                  7

Item 4.  Submission of Matters to a Vote of Security Holders                7

                                       PART II

Item 5.  Market for Common Equity and Related Stockholder Matters           7

Item 6.  Management's Discussion and Analysis or Plan of Operation          8

Item 7.  Financial Statements                                              11

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                               11

                                       PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                 12

Item 10. Executive Compensation                                            12

Item 11. Security Ownership of Certain Beneficial Owners and Management    12

Item 12. Certain Relationships and Related Transactions                    12

Item 13. Exhibits and Reports on Form 8-K                                  13

                                        PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Macheezmo Mouse Restaurants, Inc. (the "Company") operates a chain of 14 quick service restaurants which offer fresh, high quality Mexican-style food and other non-Mexican style menu offerings. The Company's operating philosophy is to provide customers with an alternative to typical fast food restaurants by offering quick, made-to-order authentic Mexican food and other non-Mexican style menu offerings that are "fresh, fit and fast." Although not marketed as health food, many of the Company's menu items are intended to meet or exceed the American Heart Association's guidelines for fat, cholesterol and sodium content. The Company's restaurants offer dine-in and take-out lunch and dinner service primarily in the Portland, Oregon metropolitan area. The Company closed four restaurants in the state of Washington in fiscal 1997, and closed the Overlake restaurant, located in Redmond, Washington in July 1997. SEE NOTE 7 OF NOTES TO FINANCIAL STATEMENTS.

The Company's restaurants feature an extensive selection of specialty and traditional Mexican-style dishes, including burritos, salads, enchiladas, quesadillas and tacos. These menu items can be ordered with a choice of grilled chicken, grilled steak, grilled pork, or meatless. In fiscal 1997 the Company introduced new burritos, enchiladas, tacos and non-Mexican style menu offerings. The Company uses fresh ingredients in its menu items and prepares most food to order. The Company's variety of foods is designed to appeal to a broad range of customers. The Company believes many customers first dine at its restaurants because the food is fresh and tastes good, and return because of the menu items' variety, consistency, taste and high quality.

FORWARD LOOKING STATEMENTS

The statements concerning future capital requirements and working capital needs constitute forward-looking statements that are subject to risks and uncertainties. Factors that could materially increase the Company's future capital requirements include, but are not limited to, changes in menu offerings and a longer than expected period to achieve market acceptance of new menu offerings. Factors that could adversely affect the Company's working capital needs include, but are not limited to, the factors noted above, as well as business conditions and growth in the restaurant industry and general economy.

BACKGROUND

Although the Company's commitment to serving great tasting, high quality, fresh, fit and fast food has not changed since the Company was founded, its concept has been developed and refined since the first restaurant was opened in Portland, Oregon in 1981. The original concept for the Macheezmo Mouse restaurants was designed around a small storefront format and appealed primarily to walk-in neighborhood lunch business. The Company has since acquired more knowledge of its customer base and, simultaneously, consumer awareness of the importance of fresh ingredients has broadened. The Company now focuses primarily on suburban sites and has also introduced a new decor that is warmer, more comfortable and more compatible with evening and weekend dining in addition to lunch. The Company believes these changes have resulted in greater customer appeal and increased evening and weekend business.

CONCEPT AND OPERATING STRATEGY

The Company's strategy has evolved into that of establishing a chain of restaurants specializing in authentic, fresh, fit and fast Mexican food in a quick-service, casual, fun environment. The Company has been an innovator in the Mexican food quick-service market by emphasizing fresh Mexican food, and occasional menu offerings which are non-Mexican in origin, made from the highest quality, authentic ingredients, offered at moderate prices in a dining niche situated between fast food and casual dining restaurants. Research and the Mexican food industry growth show that this dining niche has emerged as one of the fastest growing in the restaurant industry. The Company is committed to achieving and maintaining market leadership in the quick-service Mexican food segment by:

    - revising its menu by expanding the taste profile to broaden customer appeal;
    - endeavoring to maximize operating profit in its restaurants by closely monitoring the performance of all units;
    - improving upon its competitive position, marketing potential and overall restaurant profitability; and
    - increasing the Company's prominence within the quick-service, Mexican food segment of the restaurant industry.

The Company's restaurants are a convenient and healthy alternative to more common Mexican fare and are targeted to persons 25 to 55 years of age who prefer a healthier and tastier dining alternative to fast food. The Company's restaurants provide that dining alternative by offering a menu of authentic Mexican dishes and other non-Mexican style menu items to customers more quickly and at lower prices than full service Mexican food restaurants. The Company's restaurants use fresh ingredients and enhance the flavors by using traditional Mexican spices. Management believes that its concept differs from other Mexican quick-service restaurants in its ability to offer delicious tasting, higher quality food combined with convenience, speed of service and accessibility in a casual dining atmosphere. The Company refers to this concept as "fresh, fit and fast."

The Company spent approximately $25,000 on research and menu development activities during fiscal 1997, primarily to identify consumer trends and respond actively to these trends within its "fresh, fit and fast" Mexican concept. The Company spent approximately $47,000 on research and menu development activities during fiscal 1996.

QUALITY AND SUPPLY

The ability of the Company to maintain a consistent quality of food throughout its restaurants depends upon purchasing food products and related items from reliable sources. The Company approves its suppliers and requires them to adhere to product specifications as to freshness and quality for all food products sold in its restaurants. The Company has multiple food supply sources and regularly obtains competitive bids for its food products to help insure that it is receiving the best value. Management believes that all of the essential food and beverage products used in the Company's restaurants are available from alternative qualified suppliers for prices comparable to current prices.

RESTAURANT LOCATION AND PROTOTYPES

The Company believes that the location of a restaurant is important to its success and devotes significant effort to the investigation and evaluation of potential sites. The site-selection process focuses on a variety of factors including target population density, area household income levels, visibility, accessibility, traffic volume, proximity to activity centers such as shopping malls, hotels and offices and potential competition at the location. The Company performs regular analyses of each of its restaurants for continuing viability and has closed restaurants that no longer meet its objective criteria.

The Company's standard restaurant prototype is an approximately 1,800 square foot space located in, or in close proximity to, a community shopping or other high traffic area. A typical restaurant has a minimum of 60 seats, with a distinctive design, or an alternative design if local ordinances prohibit the original design. The layout includes areas for ordering, food pick-up, self-service drinks and utensils, salsa bar and dining. Each restaurant features a custom designed cooking area that supports efficient food preparation and delivery and allows customers to view the preparation of their meals. The prototype for alternative distribution outlets, such as mall food courts, airports, stadiums and other outlets is 500 to 800 square feet. The Company believes that alternative distribution outlets could become an integral part of its future growth. The prototypes represent the Company's current standard restaurant formats; however, different restaurant formats for different circumstances could be employed in the future.

MENU

The Company's menu is designed to offer a wide variety of authentic Mexican-style dishes to appeal to a broad customer base. Most ingredients are prepared fresh daily at each location by baking and steaming. No animal fats or tropical oils are added. Because consumers increasingly are looking for healthier dining opportunities, the Company places great importance on fresh taste. Items are prepared to retain natural flavors and nutritional values, and recipes rely on herbs and spices to attain great taste. Menu items are offered that are intended to meet or exceed the guidelines of the American Heart Association for fat, cholesterol and sodium content. The menu includes burritos, enchiladas, "Baja Bowls," salads, tacos, grilled chicken, steak and pork, appetizers, and a variety of items designed especially for children. New product development is emphasized through the use of "specials." The Company's restaurants generally are open from lunch through dinner and customers can either dine-in or take-out. Most menu items are priced at $4.25 or less.

RESTAURANTS IN OPERATION

The Company operated thirteen restaurants in Oregon and two in Washington as of July 1, 1997. The following tables provide certain information about those restaurants. The Company closed four restaurants in the state of Washington during fiscal 1997. Subsequent to the end of fiscal 1997, the Company closed its Overlake restaurant, located in Redmond, Washington.

                                               DATE           SQUARE
NAME                          LOCATION        OPENED          FOOTAGE        FORMAT
----                          --------        ------          -------        ------

Hawthorne                   Portland, OR    April 1982        1,000        Street Front
Salmon                      Portland, OR    August 1983       3,587        Street Front
Holladay                    Portland, OR    July 1987         1,562        Food Court
NW 23rd                     Portland, OR    December 1987     1,500        Street Front
Beaverton                   Beaverton, OR   July 1988         1,925        Strip Center
Clackamas                   Clackamas, OR   April 1989        2,520        Strip Center
Pioneer Place               Portland, OR    March 1990          600        Food Court
Macadam                     Portland, OR    December 1993     2,200        Strip Center
Tanasbourne                 Hillsboro, OR   October 1994      3,800        Strip Center
Capitol                     Salem, OR       December 1994     2,325        Mall
Eugene                      Eugene, OR      February 1995     2,583        Strip Center
Washington Square           Tigard, OR      July 1995           550        Food Court
Portland Airport            Portland, OR    October 1995        566        Food Court
Vancouver                   Vancouver, WA   August 1994       2,500        Strip Center
Overlake                    Redmond, WA     May 1994          1,800        Strip Center


RESTAURANT OPERATIONS

The Company strives to maintain high quality and consistency in its restaurants through the careful training and supervision of personnel and the establishment of rigorous standards for food purchasing and preparation. The Director of Operations oversees the Regional Operations Directors, who in turn oversee staffing and restaurant operations and, with a Director of Human Resources, oversee employee development and training. The management of a typical restaurant consists of a general manager and a first assistant manager. The general managers are responsible for day-to-day operations of the restaurants and for the maintenance of operating standards established by the Company. Both the general and first assistant manager receive incentive compensation based on customer service, personnel development and profitability. In addition, each restaurant typically has one assistant manager, two hourly supervisors and six to eight hourly employees.

The Company uses an in-store computerized point-of-sale system to control cash, record sales and collect other restaurant sales data that are compiled into a daily report. Financial controls are maintained through a centralized, computerized accounting system. Period profit and loss statements are prepared every four weeks and provided to regional and general managers for review.

The Company is committed to training and motivating its employees to provide excellent customer service and prepare high quality food. New employees participate in training courses that emphasize customer service, technical skills, company culture and policies and career development. Managers also participate in additional training programs that include courses on leadership, time management and motivating skills. The Company generally promotes from within whenever possible.

The Company's restaurants are generally open seven days a week, from 11:00 a.m. to 10:00 p.m. The hours of food court restaurants are limited by the hours of operation of the facilities in which the restaurants are located.

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

MARKETING

The Company's marketing programs seek to increase awareness of the Company's concept and to encourage first time customers to return to the Company's restaurants. The Company has redirected its marketing efforts, creating more strategic and disciplined marketing campaigns emphasizing increased choice in menu items and a much expanded flavor profile.

THE RESTAURANT INDUSTRY AND COMPETITION

The restaurant industry is highly competitive. The Company competes on the basis of taste, quality, convenience, healthfulness, value and price of food offered, customer service, ambiance and overall dining experience. The Company's competitors include a large and diverse group of restaurant chains and individual restaurants. The number of restaurants with operations generally similar to the Company's has grown considerably in the last several years, and the Company believes that competition from these restaurants is increasing. The Company currently faces direct competition in its markets and may face increased direct competition from other restaurants in the future. Competition could increase the Company's operating costs or adversely affect its revenues. A number of competitors have been in existence longer than the Company and have substantially greater financial, marketing and other resources and wider geographical diversity than does the Company. In addition, the restaurant industry has few non-economic barriers to entry and is affected by changes in consumer tastes, national, regional and local economic conditions and market trends. The performance of individual restaurants may be affected by factors such as traffic patterns, demographic changes and the type, number and location of competing restaurants.

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

The Company's restaurants are subject to federal and state laws governing wages, working conditions, citizenship requirements and overtime. Several legislative proposals are under consideration by governmental authorities that could, if enacted, have a material effect on the Company's business. During 1997, the minimum wage was increased. Although all of the Company's employees are paid at or above federal and state established minimum wage levels, increases in minimum wage levels have and may continue to increase the Company's labor costs. There is no assurance that the Company would be able to pass such increased costs on to its customers or that, if it were able to do so, it could do so in a short period of time.

TRADEMARKS

The Company believes its rights in its trademarks and service marks are important to its marketing efforts and a valuable part of its business. The Company has registered the "MACHEEZMO MOUSE", "MOUSE" and "FRESH FIT FAST" marks for restaurant services and its logo on the Principal Register of the United States Patent and Trademark Office. The registrations of each mark and the logo will be renewed prior to their respective expiration dates and may continue to be renewed in perpetuity. The Company may seek registration of certain other marks for various food items and restaurant services.

EMPLOYEES

As of July 1, 1997, the Company employed approximately 175 persons, of whom 110 were restaurant employees, 55 were restaurant management and supervisory personnel and 10 were corporate personnel. Restaurant employees include both full-time and part-time workers, and all are paid on an hourly basis. Of the 110 total restaurant employees, 30 were full-time employees. None of the Company's employees are covered by collective bargaining agreements. The Company believes its relations with its employees are generally good.

ITEM 2.  DESCRIPTION OF PROPERTY

All of the Company's restaurants are located in leased space. The initial term of most of the Company's leases is five years, with options to renew for at least one five-year period. The majority of the leases have a minimum monthly lease payment and require an additional yearly payment based on a percentage of restaurant revenues over a certain level. Generally the leases are net leases that require the Company to pay its pro rata share of all taxes, insurance and maintenance costs. A number of the leases provide the Company with early termination options, wherein if a restaurant does not meet certain sales requirements, the Company may elect to terminate its lease pursuant to such options.

The Company's corporate offices are located in an approximately 4,700 square foot leased facility in Portland, Oregon. The lease expires in September 2000. In June 1997 the Company sublet approximately 1,000 square feet of this space through September 2000.


ITEM 3.  LEGAL PROCEEDINGS

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this Report.



                                       PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the Nasdaq National Market System under the symbol "MMRI." The following table sets forth the high and low sales prices as reported on the Nasdaq National Market System for the periods indicated in the last two fiscal years.

         FISCAL 1996                      LOW       HIGH
         First Quarter                 $  2.88   $  6.13
         Second Quarter                   2.38      3.50
         Third Quarter                    2.25      3.25
         Fourth Quarter                   1.88      4.13

         FISCAL 1997
         First Quarter                 $  2.25   $  3.25
         Second Quarter                   1.13      2.50
         Third Quarter                     .63      1.50
         Fourth Quarter                    .47       .94


There were 316 shareholders of record and approximately 3,300 beneficial shareholders at September 19, 1997. The Company has not paid cash dividends on its common stock and presently intends to continue this policy in order to retain its earnings for the development of the Company's business.

In March 1997, the Company was informed it was not maintaining the minimum bid price requirements for continued quotation on the Nasdaq National Market System ("Nasdaq NMS"), and that its common stock could be subject to delisting from Nasdaq NMS. On September 11, 1997, Nasdaq held an oral hearing on the matter. The Company has been informed that Nasdaq's determination whether the Company's Common Stock may continue its listing on the Nasdaq NMS, be listed on the Nasdaq SmallCap Market or completely delisted from the Nasdaq Stock Market will be announced by the end of September 1997.

If the Company's Common Stock is delisted from Nasdaq NMS and does not qualify for listing on the Nasdaq SmallCap Market, trading, if any, in the Company's Common Stock may thereafter be conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements, or in what are commonly referred to as the "pink sheets." As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's Common Stock. In addition, if the Company's Common Stock were delisted from Nasdaq NMS, trading of the Common Stock would be subject to "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. Consequently, delisting of the Company's Common Stock from Nasdaq NMS, if it were to occur, and if the Common Stock was not eligible for trading on the Nasdaq SmallCap Market, could affect the ability or willingness of broker-dealers to sell the Company's Common Stock and the ability of purchasers of the Company's Common Stock to sell their securities in the secondary market.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

The Company commenced operations in 1981 with the opening of its first restaurant in Portland, Oregon. As of July 1, 1997 the Company owned and operated 15 restaurants. There were four restaurants closed in fiscal 1997 and four restaurants closed in fiscal 1996. Subsequent to the end of fiscal 1997, the Company closed one additional restaurant in Washington. The opening and closing of restaurants affect the comparability of results of operations from period to period. Sales volume for a new restaurant generally is higher in the first three four-week periods after the restaurant is opened than in subsequent periods, in part as the result of special promotional efforts in the opening periods. In addition, new restaurants may have lower restaurant operating income as a percentage of sales due to higher fixed costs of operations.

The Company prepares statements of operations for 13 periods each year. The first fiscal quarter, generally comprised of the months of July through mid-October, includes four periods (sixteen weeks), and each of the following three quarters includes three such periods (twelve or thirteen weeks). The Company's fiscal year ends on the Tuesday closest to June 30; July 1, 1997 for fiscal 1997. The Company's fiscal year ending July 1, 1997 is a 52-week period and its fiscal year ended July 2, 1996 was a 53-week period.

QUARTERLY VARIABILITY

The Company's restaurants have historically experienced higher average weekly sales in the first and fourth fiscal quarters. Accordingly, operating income margins and net income margins have been and are expected to continue to be higher in each of those quarters than in the second and third quarters. Furthermore, quarterly results have been substantially affected by the timing of new restaurant openings, in part because of the Company's policy of expensing pre-opening costs. In addition, the first quarter includes 16 weeks of operations, compared with 12 or 13 weeks for each of the remaining three quarters. Consequently, consecutive quarter-to-quarter comparisons of the Company's results of operations may not be meaningful and results for any quarter are not necessarily indicative of the actual results for a full fiscal year.

RESULTS OF OPERATIONS

The following tables set forth the percentage relationship to net sales, unless otherwise indicated, of certain statement of operations data, and certain restaurant data for the periods indicated.

STATEMENT OF OPERATIONS DATA                  FISCAL YEAR ENDED
                                         -------------------------
                                           JULY 1,        JULY 2,
                                             1997           1996
                                           ------         ------
Sales, net                                 100.0%         100.0%
                                           ------         ------
Costs and expenses
  Food, beverage and packaging costs         30.8           27.9
  Restaurant labor                           35.3           33.2
  Other restaurant operating expenses        24.3           22.5
  Depreciation and amortization               4.9            7.0
  General and administrative expenses        30.6           21.2
  Restructuring expense                       7.8           29.0
                                           ------         ------

Total operating costs and expenses          133.7          140.8
                                           ------         ------

Operating loss                              (33.7)         (40.8)

Other income (expense)
  Interest income                             1.9            2.4
  Interest expense                             --             --
  Other expense                              (1.0)          (0.4)
                                           ------         ------

Loss before income taxes                    (32.8)         (38.8)
Provision for income taxes                     --            0.3
                                           ------         ------

Net loss                                    (32.8)%        (39.1)%
                                           ------         ------
                                           ------         ------

RESTAURANT OPERATING DATA
Number of Restaurants:
  Open at beginning of period                  19             21
  Opened during period                         --              2
  Closed during period                         (4)            (4)
                                           ------         ------
  Open at end of period                        15             19
                                           ------         ------
                                           ------         ------

FISCAL 1997 COMPARED TO FISCAL 1996

SALES, NET. Net sales decreased 24% to $7.6 million in fiscal 1997 from $10.0 million in fiscal 1996. Net sales were based on 15 and 19 operating restaurants at the end of fiscal 1997 and 1996, respectively. Same restaurant sales decreased 15% in fiscal 1997, compared to fiscal 1996. In fiscal 1997 the Company closed four restaurants in the state of Washington due to slowing sales; one in the third quarter and three in the fourth quarter. Additionally, fiscal 1997 was a 52-week year, compared to fiscal 1996 which was a 53-week year, and the Company lost approximately 40 restaurant operating days company-wide due to inclement weather during fiscal 1997.

COSTS AND EXPENSES.

Food, beverage and packaging costs decreased 16% to $2.3 million in fiscal 1997 from $2.8 million in fiscal 1996, and increased as a percentage of net sales to 30.8% in fiscal 1997 from 27.9% in fiscal 1996. These costs decreased as a result of decreased net sales, but increased as a percentage of net sales as a result of the higher food cost for new items added to the Company's menu in fiscal 1997.

Restaurant labor expense consists primarily of restaurant management and hourly employee wages, payroll taxes, worker's compensation and group insurance. Restaurant labor expenses decreased 19% to $2.7 million in fiscal 1997 from $3.3 million in fiscal 1996, and increased as a percentage of net sales to 35.3% in fiscal 1997 from 33.2% in fiscal 1996. These costs decreased as a result of decreased net sales, but increased as a percentage of net sales as a result of increases in wages and employee benefits paid to comply with the increase in the minimum wage in 1997 and in order to remain competitive in the Company's labor markets.

Other restaurant operating expenses decreased 18% to $1.8 million in fiscal 1997 from $2.2 million in fiscal 1996, and increased as a percentage of net sales to 24.3% in fiscal 1997 from 22.5% in fiscal 1996. These costs decreased as a result of decreased net sales. As restaurant sales decrease, these expenses increase as a percentage of net sales, as most of these expenses, such as rent, utilities and miscellaneous supplies and services, are substantially fixed in nature.

Depreciation and amortization expense decreased 47% to $374,000 in fiscal 1997 from $700,000 in fiscal 1996, and decreased as a percentage of net sales to 4.9% in fiscal 1997 from 7.0% in fiscal 1996, due primarily to the write downs in the both fiscal 1997 and 1996 of closed and existing restaurant assets to their estimated fair market values in accordance with Statement of Financial Accounting Standard No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" (SFAS No. 121). SEE NOTE 7 OF NOTES TO FINANCIAL STATEMENTS.

General and administrative expenses increased 10% to $2.3 million in fiscal 1997 from $2.1 million in fiscal 1996, and increased as a percentage of net sales to 30.6% in fiscal 1997 from 21.2% in fiscal 1996. The increases were primarily attributable to increased advertising spending and expenses related to menu development, the roll out of new menu items and the decrease in net sales. In 1997, the Company initiated a new radio, newspaper and transit advertising campaign, at a cost of approximately $500,000. Additionally, in March 1997 the Company announced the termination of its proposed acquisition of Todo, Inc., the owner and operator of 17 restaurants in the Seattle, Washington metropolitan area, due to the failure of Todo, Inc. to obtain investor commitments for a financing required as a condition to the acquisition. Approximately $48,000 of expenses related to the proposed acquisition were recorded as general and administrative expenses in the third quarter of fiscal 1997.

Restructuring expenses of $593,000 and $2.9 million were incurred in fiscal 1997 and 1996, respectively, as a result of declining profitability and operating losses and the decision by the Company to develop restructuring plans designed to restore profitability. The restructurings included the closing of four restaurants in fiscal 1997 and three restaurants in fiscal 1996, and the partial write-down of fixed assets at existing restaurants to their estimated fair market value. The Company based its analysis on SFAS No. 121 which establishes standards to identify and measure impairment of long-lived assets.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has primarily financed its capital requirements through cash flow from operations and the proceeds from its initial public offering in September 1994.

Working capital at July 1, 1997 was $1.2 million, including $1.3 million of cash and cash equivalents and $498,000 of short-term investments in marketable securities.

Cash used in operating activities in fiscal 1997 was $1.4 million, primarily resulting from a net loss for the fiscal year of $2.5 million, restructuring expense of $614,000 and adjustments for depreciation and amortization of $374,000.

Cash provided by investing activities in fiscal 1997 was $1.2 million, primarily resulting from purchases of short-term investments in marketable securities of $2.0 million, offset by proceeds from maturity of short term investments in marketable securities of $3.5 million, and the purchase of property and equipment of $291,000, primarily consisting of new lighted menu boards and replacement equipment. Cash balances in excess of operating requirements remained invested in readily marketable commercial paper and U.S. government securities.

Cash provided by financing activities in fiscal 1997 was $33,000, consisting of proceeds from the exercise of stock options.

The balance in the restructuring reserve of $261,000 at July 1, 1997 represents the estimated costs associated with restaurant closures and the settlement of lease obligations for restaurants closed as part of the Company's restructuring plans in fiscal 1997 and 1996. The Company's restructuring charge in fiscal 1997 consisted of $189,000 and $425,000 of non-cash charges for the write-down of closed and operating restaurant assets, respectively, to their estimated fair market values, and a $21,000 net decrease to the restructuring reserve consisting of estimated costs associated with restaurant closures net of the settlement of lease obligations for restaurants closed in fiscal 1996 and 1997. SEE NOTE 7 OF NOTES TO FINANCIAL STATEMENTS.

The Company has a revolving line of credit which provides for the borrowing of up to $600,000, (limited to 80% of the Company's marketable securities, and secured by such marketable securities), at the bank's prime rate (8.5% at July 1, 1997), which expires on October 31, 1997. No borrowings were outstanding under the line of credit at July 1, 1997. Amounts available under the line of credit can be used to support letters of credit of up to $200,000, of which approximately $40,000 was outstanding at July 1, 1997.

In addition to the remaining restructuring reserve, the Company's future capital requirements are expected to consist primarily of marketing campaigns, menu development and signage changes. At July 1, 1997, the Company had no material commitments for capital expenditures. The Company expects that current cash and short-term investment balances, along with amounts available under its line-of-credit, and cash from operations, will be adequate to fund the Company's operations over the next 12 months. The Company has from time to time evaluated opportunities for acquisitions and expansion and intends to continue to consider strategic alternatives for future growth.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements required by this item are included on pages F-1 to F-12 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information with respect to directors, executive officers, promoters and control persons is included under "Election of Directors" and "Executive Officers of the Registrant" in the Company's definitive proxy statement for its 1997 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 1997 annual meeting of shareholders and is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION

Information with respect to executive compensation is included under "Executive Compensation" in the Company's definitive proxy statement for its 1997 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is included under "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 1997 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

EXHIBIT NUMBER          DESCRIPTION

3.1                Third Restated Articles of Incorporation (3)
3.2                Bylaws (2)
4                  See Article II of Exhibit 3.1 and Articles I and IV of
                   Exhibit 3.2
10.1               Amended and Restated 1986 Stock Incentive Plan (2) *
10.2               Form of Incentive Stock Option Agreement (2) *
10.3               Form of Nonqualified Stock Option Agreement (2) *
10.4               1996 Stock Incentive Plan (4) *
10.5               Form of Incentive Stock Option Agreement (1) *
10.6               Form of Nonqualified Stock Option Agreement (1) *
10.7               Employment Agreement between the Company and Scott Fisher
                   (1) *
23                 Consent of Price Waterhouse LLP (1)
27                 Financial Data Schedule (1)

*    Denotes management contract or compensatory plan or arrangement.

(1) Filed herewith.
(2) Incorporated by reference to Exhibits to Registrant's Registration Statement of Form SB-2, as amended, effective September 15, 1994 (Commission Registration No. 33-82566).
(3) Incorporated by reference to Exhibits to Registrant's Form 10-KSB for the fiscal year ended June 27, 1995.
(4) Incorporated by reference to Exhibit to the Proxy Statement for the Company's 1996 Annual Meeting.



(B)  REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the Company during the quarter ended July 1, 1997.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of September, 1997.

                        MACHEEZMO MOUSE RESTAURANTS, INC.


                             By /s/ WILLIAM S. WARREN
                                ---------------------
                             William S. Warren
                             President, Chief Executive Officer,
                             Chairman of the Board of Directors and Secretary



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on the 24th day of September, 1997.

Signature                         Title

/s/  WILLIAM S. WARREN       President, Chief Executive Officer
----------------------       Chairman of the Board of Directors and Secretary
William S. Warren            (Principal Executive Officer)
                             (Principal Financial and Accounting Officer)

/s/  DARA DEJBAKHSH          Director
-------------------
Dara Dejbakhsh


/s/  JACK B. SCHWARTZ        Director
---------------------
Jack B. Schwartz

                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Macheezmo Mouse Restaurants, Inc.:


In our opinion, the accompanying balance sheet and related statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Macheezmo Mouse Restaurants, Inc. at July 1, 1997 and July 2, 1996, and the results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PRICE WATERHOUSE LLP

Portland, Oregon
September 15, 1997

                          MACHEEZMO MOUSE RESTAURANTS, INC.
                                    BALANCE SHEETS
                                    (IN THOUSANDS)


                                                               JULY 1,        JULY 2,
                                                                1997           1996
                                                           -------------  -----------
ASSETS

Current assets
  Cash and cash equivalents                                   $ 1,306        $ 1,488
  Short-term investments in marketable securities                 498          1,741
 Inventories of food and paper                                     98            142
 Non-trade receivables                                             95             26
 Other current assets                                              31            138
                                                              -------        -------
 Total current assets                                           2,028          3,535

 Equipment and leasehold improvements, net                        926          1,694
 Long-term investments in marketable securities                    --            250
 Other assets                                                      37             45
                                                              -------        -------
                                                              $ 2,991        $ 5,524
                                                              -------        -------
                                                              -------        -------
 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities
   Accounts payable                                           $   328        $   340
   Accrued payroll and payroll related expenses                   144            131
   Accrued expenses and other current liabilities                  67             58
   Restructuring reserve                                          261            337
                                                              -------        -------
      Total current liabilities                                   800            866

   Deferred rent expense                                          108            157
   Other liabilities                                               30             --
                                                              -------        -------
      Total liabilities                                           938          1,023
                                                              -------        -------

 Commitments                                                       --             --

 Shareholders' equity
   Preferred stock, undesignated, 5,000 shares
    authorized, none issued                                        --             --
   Common stock, no par value, 10,000 shares
    authorized, 3,985 shares issued and outstanding
    at July 1, 1997 and 3,920 shares issued
    and outstanding at July 2, 1996                            10,178         10,145
   Accumulated deficit                                         (8,125)        (5,644)
                                                              -------        -------
      Total shareholders' equity                                2,053          4,501
                                                              -------        -------
                                                              $ 2,991        $ 5,524
                                                              -------        -------
                                                              -------        -------



      The accompanying notes are an integral part of these financial statements.

                           MACHEEZMO MOUSE RESTAURANTS, INC.
                               STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      YEAR ENDED
                                            --------------------------
                                                JULY 1,        JULY 2,
                                                 1997           1996
                                            ------------   -----------

Sales, net                                     $ 7,567        $ 9,972
                                               -------        -------

Costs and expenses
   Food, beverage and packaging costs            2,331          2,784
   Restaurant labor                              2,672          3,310
   Other restaurant operating expenses           1,836          2,247
   Depreciation and amortization                   374            700
   General and administrative expenses           2,314          2,113
   Restructuring expense                           593          2,895
                                               -------        -------
     Total operating costs and expenses         10,120         14,049
                                               -------        -------

Operating loss                                  (2,553)        (4,077)

Other income (expense)
   Interest income                                 144            244
   Interest expense                                 (1)            --
   Other expense                                   (71)           (40)
                                               -------        -------

Loss before income taxes                        (2,481)        (3,873)

Provision for income taxes                          --             29
                                               -------        -------

Net loss                                       $(2,481)       $(3,902)
                                               -------        -------
                                               -------        -------

Net loss per share                             $ (0.62)       $ (1.00)
                                               -------        -------
                                               -------        -------

Shares used in per share calculations            3,979          3,918
                                               -------        -------
                                               -------        -------


      The accompanying notes are an integral part of these financial statements.

                           MACHEEZMO MOUSE RESTAURANTS, INC.
                          STATEMENT OF SHAREHOLDERS' EQUITY
                                    (IN THOUSANDS)



                                            COMMON STOCK             PAID-IN    ACCUMULATED
                                       --------------------
                                       SHARES        AMOUNT          CAPITAL      DEFICIT         TOTAL
                                       ------        ------          -------      -------         -----
Balance, June 27, 1995                 3,913        $10,130            $55        $(1,742)       $ 8,443

Stock options exercised                    7             15             --             --             15
Reversal of income tax benefit
 from employee stock option
 transaction                              --             --            (55)            --            (55)
Net loss                                  --             --             --         (3,902)        (3,902)
                                       -----        -------            ---        -------        -------

Balance, July 2, 1996                  3,920         10,145             --         (5,644)         4,501

Stock options exercised                   65             33             --             --             33
Net loss                                  --             --             --         (2,481)        (2,481)
                                       -----        -------            ---        -------        -------

Balance, July 1, 1997                  3,985        $10,178            $--        $(8,125)       $ 2,053
                                       -----        -------            ---        -------        -------
                                       -----        -------            ---        -------        -------



      The accompanying notes are an integral part of these financial statements.

                           MACHEEZMO MOUSE RESTAURANTS, INC.
                               STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)


                                                                     YEAR ENDED
                                                           ---------------------------
                                                               JULY 1,        JULY 2,
                                                                1997           1996
                                                           -------------   -----------

Cash flows from operating activities:
 Net loss                                                     $(2,481)       $(3,902)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Restructuring expense                                          614          2,558
   Depreciation and amortization                                  374            700
   Loss on disposal of equipment                                   71             40
   Discount amortization on investments                           (15)           (13)
   Deferred taxes                                                   -            163
   Net changes in operating assets and liabilities:
    Inventories                                                    44            (32)
    Non-trade receivables                                         (69)            69
    Other current assets                                          107            (43)
    Accounts payable                                              (12)
    Accrued payroll and payroll related expenses,
     accrued expenses and other current liabilities                22           (239)
    Deferred rent                                                 (49)
    Other liabilities                                              30
    Restructuring reserve                                         (76)           337
                                                              -------        -------
   Net cash used in operating activities                       (1,440)          (362)
                                                              -------        -------

Cash flows from investing activities
 Acquisition of property and equipment                           (291)          (561)
 Purchase of marketable securities                             (1,967)          (993)
 Proceeds from maturity of marketable securities                3,475          2,931
 Decrease in other assets                                           8             24
                                                              -------        -------
   Net cash provided by investing activities                    1,225          1,401
                                                              -------        -------

Cash flows from financing activities:
 Proceeds from exercise of stock options                           33             15
 Tax benefit from exercise of stock options                         -            (55)
                                                              -------        -------
   Net cash provided by (used in) financing activities             33            (40)
                                                              -------        -------

Net (decrease) increase in cash and cash equivalents             (182)           999
Cash and cash equivalents at beginning of period                1,488            489
                                                              -------        -------
Cash and cash equivalents at end of period                    $ 1,306        $ 1,488
                                                              -------        -------
                                                              -------        -------

Supplemental cash flow disclosure:
 Cash paid for:
   Income taxes                                               $    --        $    25
   Interest                                                         1             --



      The accompanying notes are an integral part of these financial statements.

                           MACHEEZMO MOUSE RESTAURANTS, INC.
                            NOTES TO FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF  BUSINESS
Macheezmo Mouse Restaurants, Inc. (the Company) operates a quick service restaurant chain with operations in Oregon and Washington. The Company's fiscal year ends on the Tuesday nearest June 30th and is comprised of fifty-two or fifty-three week periods. The fiscal years ended July 1, 1997 and July 2, 1996 were fifty-two week and fifty-three week periods, respectively.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

BALANCE SHEET FINANCIAL INSTRUMENTS: FAIR VALUES
The carrying amounts reported in the balance sheet for investments in marketable securities, receivables and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

CASH EQUIVALENTS AND MARKETABLE SECURITIES
Cash and cash equivalents consist of cash on hand and on deposit and highly liquid investments purchased with an original maturity of three months or less. Marketable securities consist primarily of government and corporate securities. The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company's marketable securities are classified as "held to maturity" and are therefore recorded at amortized cost.

INVENTORIES
Inventories consist of food, beverages and paper supplies and are stated at the lower of cost or market, cost being determined using the first-in, first-out
(FIFO) method.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
Equipment and leasehold improvements are stated at cost. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets, generally five to seven years. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the length of the lease terms, including option periods, or the estimated useful lives of the improvements.

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

NET LOSS PER SHARE
Net loss per common share is based upon the weighted average number of outstanding shares of common stock. Common equivalent shares from stock options are excluded from the computation if their effect is antidilutive.

ADVERTISING EXPENSE
Advertising costs are deferred and expensed the first time the advertisement takes place.

RECENT ACCOUNTING PRONOUNCEMENTS
 In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS
128). SFAS 128 changes the standards for computing and presenting earnings per share (EPS) and supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS 128 simplifies the standards for computing earnings per share and makes them comparable to international EPS standards. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes requirements for disclosure of comprehensive income and is effective for the Company's fiscal year ending May 1999. Reclassification of earlier financial statements for comparative purposes is required.

RECLASSIFICATIONS
Reclassifications of certain prior period balances have been made to conform with the current method of presentation. Such reclassifications had no impact on previously reported results of operations or shareholders' equity.

2.  INVESTMENTS

Marketable securities are classified as "held to maturity" and consist of (in thousands):

                                   JULY 1,    JULY 2,
                                    1997       1996
                                  --------  ---------

Fair Market Value                 $  501    $  1,996
                                  ------    --------
                                  ------    --------

Amortized Cost:
  US Government Obligations       $  249    $  1,991
  Corporate Debt                     249          --
                                  ------    --------
     Total                        $  498    $  1,991
                                  ------    --------
                                  ------    --------

Maturity Information:
  Less than one year              $  498    $  1,741
  One to two years                    --         250
                                  ------    --------
      Total                       $  498    $  1,991
                                  ------    --------
                                  ------    --------

3.  EQUIPMENT AND LEASEHOLD IMPROVEMENTS
Equipment and leasehold improvements consists of (in thousands):

                                                      JULY 1,     JULY 2,
                                                       1997        1996
                                                     ---------  ---------
    Leasehold improvements                           $  841     $  1,115
    Equipment                                           667        1,814
                                                     ------     --------
                                                      1,508        2,929
    Less accumulated depreciation and amortization     (582)      (1,235)
                                                     ------     --------
                                                     $  926     $  1,694
                                                     ------     --------
                                                     ------     --------

4.  LINE OF CREDIT
The Company has a revolving line of credit which provides for the borrowing of up to $600,000, (limited to 80% of the Company's marketable securities, and secured by such marketable securities), at the bank's prime rate (8.5% at July 1, 1997), which expires on October 31, 1997. No borrowings were outstanding under the line of credit at July 1, 1997. Amounts available under the line of credit can be used to support letters of credit of up to $200,000; of which approximately $40,000 was outstanding at July 1, 1997.

5.  COMMITMENTS
The Company leases restaurant and office facilities under several operating leases expiring through 2006. Most leases contain renewal options of five years. As of July 1, 1997, future minimum payments under non-cancelable operating leases with terms in excess of one year are as follows (in thousands):


                    FISCAL YEAR
                    -----------

                    1998              $   585
                    1999                  511
                    2000                  430
                    2001                  274
                    2002                  241
                    Thereafter            620
                                      -------
                                      $ 2,661
                                      -------
                                      -------

Minimum rent expense under operating leases aggregated $724,000 and $848,000 in fiscal 1997 and 1996, respectively. Total minimum rentals do not include contingent rentals determined as a percentage of food and beverage sales approximating $155,000 and $127,000 for fiscal years 1997 and 1996, respectively. Total rent expense is included in other restaurant operating expenses in the accompanying statement of operations.

The Company also has $40,000 outstanding under a letter of credit, as discussed in Note 4.

6.  INCOME TAXES
The provision for (benefit from) income taxes consists of: (in thousands):


                                                                     YEAR ENDED
                                                           -------------------------
                                                              JULY 1,        JULY 2,
                                                               1997           1996
                                                            ----------     ----------
      Current:
        Federal                                                $    --        $  (134)
        State                                                       --             --
                                                               -------        -------
                                                                    --           (134)
                                                               -------        -------

      Deferred:
        Federal                                                     --            163
        State                                                       --             --
                                                               -------        -------
                                                                    --            163

                                                               -------        -------
      Total provision for income taxes                         $    --        $    29
                                                               -------        -------
                                                               -------        -------

     Deferred tax assets consist of  (in thousands):

                                                               JULY 1,        JULY 2,
                                                                 1997           1996
                                                               -------        -------
      Net operating loss carryforward                          $ 1,069        $   414
      Deferred rent                                                 41             60
      Store closure reserve                                        139            129
      Other expenses not currently deductible                       34             23
     Alternative minimum tax credit
        carryforward
                                                                    71             15
      Depreciation                                                 956            834
      Tax credits                                                    9              9
                                                               -------        -------
      Net deferred tax assets                                    2,319          1,484
      Deferred tax asset valuation allowance                    (2,319)        (1,484)
                                                               -------        -------

      Net deferred tax asset                                   $    --        $    --
                                                               -------        -------
                                                               -------        -------


Due to the uncertainty of future income, the Company has provided a valuation allowance for the entire amount of its net deferred tax asset. The Company will continue to provide a valuation allowance for its deferred assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

At July 1, 1997, the Company had available net operating loss carryforwards of approximately $2,566,000, which will expire in the years through 2012. Additionally, the Company has available an alternative minimum tax credit carryforward of approximately $71,000 which is available to reduce future federal income taxes.

The provision for (benefit from) income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal rate due to the following:

                                                     YEAR ENDED
                                                 ------------------
                                                  JULY 1,   JULY 2,
                                                   1997      1996
                                                 --------- --------
    Statutory federal tax rate                   (34.0)%   (34.0)%
    State taxes, net of federal benefit           (4.4)     (3.9)
    Net operating losses                          34.8      10.7
    Effect of reserving temporary differences      3.5      23.5
    Valuation reserve                               --       4.2
    Other                                          0.1       0.2
                                                 -----     -----
                                                    --%      0.7%
                                                 -----     -----
                                                 -----     -----

7.  RESTRUCTURING PLANS

The Company's profitability remained unfavorable in fiscal 1997, and the Company reported operating losses for each quarter of fiscal 1997. After an analysis of the sales potential and operating economics of each of its restaurants, the Company developed a restructuring plan to help restore profitability. Under the plan, the Company closed four of its restaurants and recorded a partial write-down of operating restaurant assets to their estimated fair market value. The Company based its analysis on Statement of Financial Accounting Standards No. 121, (SFAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which establishes standards to identify and measure impairment of long-lived assets. Total costs expected to be expended in connection with the restructuring included approximately $114,000 associated with restaurant closures and settlement of lease obligations.

In fiscal 1997 the Company recorded a $614,000 non-cash charge for the write-down of restaurant assets to fair market value. Fair market value for the write-down of assets was estimated based on the appraised value of impaired long-lived assets and the present value of expected future cash flows.

The following sets forth the components of the Company's restructuring expenses (in thousands):

                                                              YEAR ENDED
                                                           -----------------
                                                            JULY 1,  JULY 2,
                                                             1997     1996
                                                           --------  -------
    Restaurant closures:
         Write down of restaurant assets to estimated
           fair market value                                $ 189    $  669
         Estimated costs associated with restaurant
           closures and settlement of lease obligations       114       337
         Recovery of lease obligation costs                  (135)       --
                                                            -----    ------
                                                              168     1,006

         Operating restaurants:
            Write-down of assets to estimated fair market
              value at other restaurants                      425     1,889
                                                            -----    ------

         Total                                              $ 593    $2,895
                                                            -----    ------
                                                            -----    ------

The following presents the results of operations for the four closed restaurants for fiscal years ended July 1, 1997 and July 2, 1996 (in thousands):

                                     YEAR ENDED
                                  -------------------
                                  JULY 1,     JULY 2,
    (In thousands)                 1997       1996
                                  -------    --------
    Net sales                    $1,232     $ 1,888
    Total costs and expenses
                                  1,341       1,821
                                 ------     -------
    Operating (loss) income      $ (109)    $    67
                                 ------     -------
                                 ------     -------

8. STOCK-BASED COMPENSATION PLAN

On June 30, 1996 the Company's Amended and Restated 1986 Stock Incentive Plan expired. In September 1996, the shareholders of the Company approved the 1996 Stock Incentive Plan (the 1996 Plan) which provides for the award of incentive stock options to key employees and the award of non-qualified stock options, stock appreciation rights (SAR's), cash bonus rights, performance units and other incentive grants to employees, independent contractors and consultants. A total of 250,000 shares has been reserved for issuance under the 1996 Plan. The exercise price and term for non-statutory stock options may be established by the Board of Directors at the date of grant but in no case will the exercise price be less than 85% of the fair market value. To date, all options have been granted at the fair market value of the underlying stock at the date of grant. Options generally vest over a five year period. The 1996 Plan provides for automatic option grants to non-employee directors of the Company of 25,000 shares of the Company's common stock at the time first elected to the board.

The 1996 Plan will continue in effect until all shares available for issuance under the 1996 Plan have been issued and all restrictions on such shares have lapsed. The Board of Directors of the Company may suspend or terminate the 1996 Plan at any time except with respect to options, stock appreciation rights, performance units and shares subject to restrictions then outstanding under the 1996 Plan. As of July 1, 1997, no SAR's, stock bonus awards, cash bonus rights, performance units or restricted stock awards had been granted by the Company under the 1996 Plan.

A summary of stock option activity under the Company's stock incentive plans follows:


                                                          WEIGHTED
                                           NUMBER OF       AVERAGE
                                             SHARES     PRICE PER SHARE
                                           ---------    ---------------

    Balance at June 27, 1995                  99,820       $ 1.00
         Granted                             118,000         2.65
         Exercised                            (7,482)        2.00
         Canceled                             (7,985)        2.00
                                            --------       ------
    Balance at July 2, 1996                  202,353         1.85
         Granted                             295,000         1.32
         Exercised                           (65,151)        0.51
         Canceled                           (236,970)        2.40
                                            --------       ------
    Balance at July 1, 1997                  195,232         0.88
                                            --------       ------
                                            --------       ------

    Options exercisable at July 1, 1997       90,080       $ 1.01
                                            --------       ------
                                            --------       ------

During 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) which defines a fair value based method of accounting for employee stock options and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been adopted.

The Company has elected to account for its stock-based compensation plan under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all stock options granted during fiscal years 1997 and 1996 using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions:

                                            YEAR ENDED
                                  ----------------------------
                                    JULY 1,            JULY 2,
                                     1997               1996
                                  ---------           --------

    Risk-free interest rate       5.9 - 6.7%          5.9 - 6.4%
    Expected dividend yield           0%                  0%
    Expected lives                 3 years              3 years
    Expected volatility          71.0 - 79.6%       52.6 - 64.8%

Using the Black-Scholes methodology, the total value of stock options granted during fiscal years 1997 and 1996 were determined to have an immaterial effect on the results of operations for fiscal 1997 and 1996.

The following table summarizes information about stock options outstanding at July 1, 1997:


                   OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
------------------------------------------------     --------------------------------------
                                     WEIGHTED
                                      AVERAGE        WEIGHTED                      WEIGHTED
                                     REMAINING        AVERAGE      NUMBER OF        AVERAGE
   EXERCISE         NUMBER          CONTRACTUAL      EXERCISE        SHARES        EXERCISE
    PRICE        OUTSTANDING        LIFE (YEARS)       PRICE      EXERCISABLE        PRICE
   --------      -----------        ------------     --------     -----------      --------
$0.50 - $0.69      150,000              3.4           $  0.55       66,388         $  0.63
    1.25            25,000              2.7              1.25        7,222            1.25
    2.00             9,232              1.5              2.00        8,272            2.00
    2.50             5,000              2.9              2.50        5,000            2.50
    3.50             6,000              3.3              3.50        3,198            3.50
                   -------                            -------      -------         -------
                   195,232                            $  0.88       90,080         $  1.01
                   -------                            -------      -------         -------
                   -------                            -------      -------         -------
