Form 10KSB40/A
period 1997-07-01
MACHEEZMO MOUSE RESTAURANTS INC
filed 1997-10-02
CIK 928065

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                   FORM 10-KSB/A-1


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
     (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)                 Identification No.)

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
Yes  X    No
    ---      ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                               -

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

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  Yes     No  X
                                                   ---    ---

PART II, ITEM 5, IS AMENDED IN ITS ENTIRETY TO READ AS FOLLOWS:


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Prior to the close of business on October 1, 1997, the Company's common stock was quoted on the Nasdaq National Market System under the symbol "MMRI." The following table sets forth the high and low sales prices as reported on the Nasdaq National Market System for the periods indicated in the last two fiscal years.

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

On October 1, 1997, the Company's Common Stock was deleted from listing on the Nasdaq National Market System ("Nasdaq NMS") for failure to maintain the minimum bid price requirement for continued listing of $1.00 per share.

After October 1, 1997, trading, if any, in the Company's Common Stock will be conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements, or in what are commonly referred to as the "pink sheets." As a result, an investor will likely find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's Common Stock than was the case when the Company's Common Stock was listed on the Nasdaq NMS. In addition, after October 1, 1997, the Company's Common Stock will be subject to "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. Consequently, the delisting of the Company's Common Stock from Nasdaq NMS could adversely affect the ability or willingness of broker-dealers to sell the Company's Common Stock and the ability of purchasers of the Company's Common Stock to sell their securities in the secondary market.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of October, 1997.

                              MACHEEZMO MOUSE RESTAURANTS, INC.


                              By /s/ WILLIAM S. WARREN
                                 ---------------------
                              William S. Warren
                              President, Chief Executive Officer,
                              Chairman of the Board of Directors and Secretary




Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on the 2nd day of October, 1997.

   SIGNATURE                  TITLE
   ---------                  -----

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