Form 10QSB
period 1997-10-21
MACHEEZMO MOUSE RESTAURANTS INC
filed 1997-12-04
CIK 928065

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                     FORM 10-QSB



[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended October 21, 1997

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

Number of shares of Common Stock outstanding at November 28, 1997: 3,985,630.

Transitional Small Business Disclosure Format: Yes     No X
                                                  ---    ---

                          MACHEEZMO MOUSE RESTAURANTS, INC.
                                     FORM 10-QSB
                                        INDEX

              PART I - FINANCIAL INFORMATION
              ------------------------------                              PAGE
                                                                          ----
Item 1.  Financial Statements

         Balance Sheets - October 21, 1997 and July 1, 1997                 2

         Statements of Operations - Sixteen Weeks Ended October 21, 1997
           and October 22, 1996                                             3

         Statements of Cash Flows - Sixteen Weeks Ended October 21, 1997
           and October 22, 1996                                             4

         Notes to Financial Statements                                      5

Item 2.  Management's Discussion and Analysis or Plan of Operation          6


                             PART II - OTHER INFORMATION
                             ---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                   9

                          MACHEEZMO MOUSE RESTAURANTS, INC.
                                    BALANCE SHEETS
                                    (IN THOUSANDS)



                                                     OCTOBER 21,     JULY 1,
                                                         1997          1997
                                                     -----------  -----------
                   ASSETS

Current assets
  Cash and cash equivalents                             $    998     $  1,306
  Short term investments in marketable securities            249          498
  Inventories of food and paper                               93           98
  Non-trade receivables                                       25           95
  Other current assets                                        77           31
                                                        --------     --------
    Total current assets                                   1,442        2,028

Equipment and leasehold improvements, net of
  accumulated depreciation and amortization
  of $618 at October 21, 1997 and $582 at July 1, 1997       769          926
Other assets                                                  33           37
                                                        --------     --------
                                                        $  2,244     $  2,991
                                                        --------     --------
                                                        --------     --------
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                      $    184     $    328
  Accrued payroll and payroll related expenses               133          144
  Accrued expenses and other current liabilities              58           67
  Restructuring reserve                                       16          261
                                                        --------     --------
    Total current liabilities                                391          800

Other deferred liabilities
  Deferred rent expense                                       90          108
  Other liabilities                                           39           30
                                                        --------     --------
    Total liabilities                                        520          938
                                                        --------     --------

Shareholders' equity
  Preferred stock, undesignated, 5,000 shares
    authorized, none issued                                   --           --
  Common stock, no par value, 10,000 shares
    authorized, 3,986 shares issued and outstanding
    at October 21, 1997 and July 1, 1997                  10,178       10,178
  Accumulated deficit                                     (8,454)      (8,125)
                                                        --------     --------
    Total shareholders' equity                             1,724        2,053
                                                        --------     --------
                                                        $  2,244     $  2,991
                                                        --------     --------
                                                        --------     --------


      The accompanying notes are an integral part of these financial statements.

                          MACHEEZMO MOUSE RESTAURANTS, INC.
                               STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        SIXTEEN WEEKS ENDED
                                                     ------------------------
                                                     OCTOBER 21,  OCTOBER 22,
                                                        1997          1996
                                                     -----------  -----------

Sales, net                                              $  1,913     $  2,597
                                                        --------     --------

Costs and expenses
  Food, beverage and packaging costs                         679          759
  Restaurant labor                                           683          876
  Other restaurant operating expenses                        421          577
  Depreciation and amortization                               62          104
  General and administrative expenses                        422          585
                                                        --------     --------
    Total operating costs and expenses                     2,267        2,901
                                                        --------     --------

Operating loss                                              (354)        (304)

Other income (expense)
  Interest income                                             25           60
  Interest expense                                            --           (1)
                                                        --------     --------

Net loss                                                $   (329)    $   (245)
                                                        --------     --------
                                                        --------     --------

Net loss per share                                      $   (.08)    $   (.06)
                                                        --------     --------
                                                        --------     --------

Shares used in per share calculations                      3,985        3,966
                                                        --------     --------
                                                        --------     --------

      The accompanying notes are an integral part of these financial statements.

                          MACHEEZMO MOUSE RESTAURANTS, INC.
                               STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)


                                                        SIXTEEN WEEKS ENDED
                                                     ------------------------
                                                     OCTOBER 21,  OCTOBER 22,
                                                        1997         1996
                                                     -----------  -----------
Cash flows from operating activities:
  Net loss                                              $   (329)    $   (245)

  Adjustments to reconcile net loss to
   net cash provided by operating activities:
    Depreciation and amortization                             62          104
    Discount amortization on investments                      --           (6)
  Net changes in operating assets and liabilities:
    Inventories                                                5           21
    Non-trade receivables                                     70          (25)
    Other current assets                                     (46)         (81)
    Accounts payable, accrued payroll and expenses,
      deferred rent and other liabilities                   (173)          55
    Restructuring reserve                                   (131)        (136)
                                                        --------     --------
      Net cash used in operating activities                 (542)        (313)

Cash flows from investing activities
  Acquisition of property and equipment                      (19)         (48)
  Purchase of marketable securities                           --         (982)
  Proceeds from maturity of marketable securities            249         495
  Increase in other assets                                     4          (22)
                                                        --------     --------
    Net cash provided by investing activities                234         (557)

Cash flows from financing activities:
  Proceeds from exercise of stock options                     --           33
                                                        --------     --------
    Net cash provided by financing activities                 --           33
                                                        --------     --------

Net decrease in cash and cash equivalents                   (308)        (837)

Cash and cash equivalents at beginning of period           1,306        1,488
                                                        --------     --------

Cash and cash equivalents at end of period              $    998     $    651
                                                        --------     --------
                                                        --------     --------

Supplemental cash flow disclosure:
  Cash paid for interest                                $     --     $      1

Supplemental disclosure on non-cash information:
  Non-cash charge for write down of closed restaurant
    assets                                              $    114     $     --


      The accompanying notes are an integral part of these financial statements.

                          MACHEEZMO MOUSE RESTAURANTS, INC.
                            NOTES TO FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The accompanying unaudited financial statements as of and for sixteen weeks ended October 21, 1997 and October 22, 1996 have been prepared in conformity with generally accepted accounting principles. The financial information as of July 1, 1997 is derived from the Macheezmo Mouse Restaurants, Inc. (the "Company") financial statements included in the Company's Annual Report on Form 10-KSB for the year ended July 1, 1997. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements for the year ended July 1, 1997, as included in the Company's Annual Report on Form 10-KSB for the year then ended. Operating results for the sixteen weeks ended October 21, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 1998, or any portion thereof.

2. CASH EQUIVALENTS AND INVESTMENTS

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

3. NET LOSS PER SHARE

Net loss per share is based upon the weighted average number of outstanding shares of common stock in the periods presented. Common equivalent shares from stock options are excluded from the computation if their effect is antidilutive.

4.  RECENT ACCOUNTING PRONOUNCEMENTS

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

The Company does not expect these pronouncements will have a material impact on its financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

The Company commenced operations in 1981 with the opening of its first restaurant in Portland, Oregon. As of October 21, 1997 the Company owned and operated 14 restaurants. Four restaurants were closed in fiscal 1997 and four restaurants were closed in fiscal 1996. The Company closed one additional restaurant in the first quarter of fiscal 1998. The closing of restaurants affects the comparability of results of operations from period to period.

The Company prepares statements of operations for 13 periods each year. The first fiscal quarter, generally comprised of the months of July through mid-October, includes four periods (sixteen weeks), and each of the following three quarters includes three such periods (twelve or thirteen weeks). Because of the longer first fiscal quarter and the seasonality of its business, the Company's sales and operating income are typically highest in the first fiscal quarter. The Company's fiscal year ends on the Tuesday closest to June 30; June 30, 1998 for fiscal 1998. The Company's fiscal year ending July 1, 1997 was a 52-week period and its fiscal year ending June 30, 1998 will also be a 52-week period.

QUARTERLY VARIABILITY

The Company's restaurants have historically experienced higher average weekly sales in the first and fourth fiscal quarters. Accordingly, operating income margins and net income margins have been and are expected to continue to be higher in each of those quarters than in the second and third fiscal quarters. In addition, the first quarter includes 16 weeks of operations, compared with 12 or 13 weeks for each of the remaining three quarters. Consequently, consecutive quarter-to-quarter comparisons of the Company's results of operations may not be meaningful and results for any quarter are not necessarily indicative of the actual results for a full fiscal year.

FORWARD-LOOKING INFORMATION

From time to time the Company may issue forward-looking statements that involve a number of risks and uncertainties. The following are among the factors that could cause actual results to differ materially from the forward-looking statements: business conditions and growth in the restaurant industry and general economy; lower than expected same restaurant sales; competitive factors, including increased competition, new product offerings by competitors and price pressures; the availability of labor, food ingredients and beverages at reasonable prices; changes in menu offerings; seasonal differences in sales volume; and availability of financing. The forward-looking statements contained in this document regarding menu development and introductions, marketing and advertising plans, availability of financing, liquidity and future business activities, including possible acquisitions or expansion, should be considered in light of these factors.

RESULTS OF OPERATIONS

     The following is a discussion of the results of operations for the 16 weeks ended October 21, 1997 and October 22, 1996. The table sets forth the percentage relationship to net sales of certain statement of operations data. The table also sets forth certain restaurant data for the periods indicated.

STATEMENT OF OPERATIONS DATA                       FOR THE SIXTEEN WEEKS ENDED
                                                   ---------------------------
                                                     OCTOBER 21,  OCTOBER 22,
                                                        1997         1996
                                                     -----------  -----------
Sales, net                                                 100.0 %      100.0 %
                                                        --------     --------
Costs and expenses
  Food, beverage and packaging                              35.5         29.2
  Restaurant labor                                          35.7         33.8
  Other restaurant operating expenses                       22.0         22.2
  Depreciation and amortization                              3.2          4.0
  General and administrative expenses                       22.1         22.5
                                                        --------     --------
Total operating costs and expenses                         118.5        111.7
                                                        --------     --------

Operating loss                                             (18.5)       (11.7)

Other income (expense), net                                  1.3          2.3
                                                        --------     --------

Net loss                                                   (17.2) %      (9.4) %
                                                        --------     --------
                                                        --------     --------


RESTAURANT DATA                                    FOR THE SIXTEEN WEEKS ENDED
                                                   ---------------------------
                                                     OCTOBER 21,  OCTOBER 22,
                                                        1997         1996
                                                     -----------  -----------
Number of restaurants:
  Open at beginning of period                                 15           19
  Opened during the period                                    --           --
  Closed during the period                                    (1)          --
                                                        --------     --------
  Open at end of period                                       14           19
                                                        --------     --------
                                                        --------     --------


FIRST QUARTER OF FISCAL YEAR 1998 (SIXTEEN WEEKS ENDED OCTOBER 21, 1997) COMPARED TO FIRST QUARTER OF FISCAL YEAR 1997 (SIXTEEN WEEKS ENDED OCTOBER 22,
1996)

SALES, NET. Restaurant sales decreased in the first quarter of fiscal 1998 to $1.9 million from $2.6 million in the first quarter of fiscal 1997. There were 14 restaurants operating at the end of the first quarter of fiscal 1998 compared to 19 restaurants operating at the end of the first quarter of fiscal 1997. Same store restaurant sales decreased 10% in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997, due to decreased customer counts in the first quarter of fiscal 1998.

COSTS AND EXPENSES. Food, beverage and packaging costs decreased to $679,000 in the first quarter of fiscal 1998 from $759,000 in the first quarter of fiscal 1997, and increased as a percentage of net sales to 35.5% from 29.2% in the same periods. In the fourth quarter of fiscal 1997 the Company introduced new menu items, including grilled steak, chicken and pork, which have higher food costs than items previously on the menu.

Restaurant labor expense consists primarily of restaurant management and hourly employee wages, payroll taxes, worker's compensation and group insurance. Restaurant labor expense decreased to $683,000 in the first quarter of fiscal 1998 from $876,000 in the first quarter of fiscal 1997, and increased as a percentage of net sales to 35.7% from 33.8% in the same periods. The increase, as a percentage of sales, was primarily attributable to the development and training related to the introduction of a new menu.

Other restaurant operating expenses consist primarily of rent, utilities and miscellaneous supplies and services. Other restaurant operating expenses decreased to $421,000 in the first quarter of fiscal 1998 from $577,000 in the first quarter of fiscal 1997 primarily due to the closure of five restaurants since the first quarter of fiscal 1997. Other restaurant operating expenses decreased as a percentage of net sales to 22.0% from 22.2% in the same periods.

Depreciation and amortization expense decreased to $62,000 in the first quarter of fiscal 1998 from $104,000 in the first quarter of fiscal 1997, and decreased as a percentage of net sales to 3.2% in the first quarter of fiscal 1998 from 4.0% in the first quarter of fiscal year 1997. In the fourth quarter of both fiscal 1997 and 1996 the Company wrote down closed and existing restaurant assets to their estimated fair market values in accordance with the adoption of Statement of Financial Accounting Standard No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" (SFAS No. 121).

General and administrative expenses decreased to $422,000 in the first quarter of fiscal 1998 from $585,000 in the first quarter of fiscal 1997, and decreased as a percentage of net sales to 22.1% from 22.5% in the same periods. The decrease was primarily attributable to the reduction in the number of general and administrative employees and reductions in corporate spending.

INCOME TAXES. The Company is in a net deferred tax asset position and has generated net operating losses in the current period. Accordingly, no provision for or benefit from income taxes has been recorded in the accompanying statements of operations. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

LIQUIDITY AND CAPITAL RESOURCES

The Company has primarily financed its capital requirements through cash flow from operations and the proceeds from its initial public offering in September 1994.

Working capital at October 21, 1997 was $1.1 million, including $1.0 million of cash and cash equivalents and $249,000 of short-term investments in marketable securities.

Cash used in operating activities in the first quarter of fiscal 1998 was $542,000, primarily resulting from a net loss for the quarter of $329,000, and decreases of $173,000 in short term liabilities and $131,000 in the restructuring reserve.

Cash provided by investing activities in the first quarter of fiscal 1998 was $234,000, primarily resulting from proceeds from maturity of short term investments in marketable securities of $249,000. Cash balances in excess of operating requirements are invested in readily marketable commercial paper and U.S. government securities.

The balance in the restructuring reserve of $16,000 at October 21, 1997 represents the remaining estimated costs associated with restaurant closures and the settlement of lease obligations for restaurants closed as part of the Company's restructuring plans in fiscal 1997. The change in the restructuring reserve during the first quarter of fiscal 1998 consisted of $114,000 of non-cash charges for the write-down of closed restaurant assets to their estimated fair market values, and a $131,000 net decrease to the restructuring reserve consisting of estimated costs associated with restaurant closures net of the settlement of lease obligations for restaurants closed in fiscal 1997.

The Company had a revolving line of credit which provided for the borrowing of up to 80% of the Company's marketable securities, secured by such marketable securities, at the bank's prime rate. The line of credit also provided for letters of credit of up to $200,000. No borrowings were outstanding under the line of credit at October 21, 1997. A letter of credit of approximately $40,000 was outstanding at October 21, 1997. The revolving line of credit expired on November 30, 1997. The Company is currently negotiating with its bank to renew its line of credit agreement, at substantially the same borrowing level.

In addition to the remaining restructuring reserve, the Company's future capital requirements are expected to consist primarily of menu development, signage changes and local store marketing campaigns. At October 21, 1997, the Company had no material commitments for capital expenditures. The Company expects that current cash, cash equivalents and short-term investment balances and cash from operations will be adequate to fund the Company's operations over the next 12 months. The Company has from time to time evaluated opportunities for acquisitions and expansion and intends to continue to consider strategic alternatives for future growth.

NASDAQ MATTERS

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibit filed as part of this report is listed below:

         Exhibit No.
         -----------
             27        Financial Data Schedule

(b) Reports on Form 8-K:

         No reports on Form 8-K were filed during the sixteen weeks ended October 21, 1997.

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 3, 1997


                             MACHEEZMO MOUSE RESTAURANTS, INC.

                             By:  /s/ WILLIAM S. WARREN
                                  ---------------------
                             William S. Warren
                             President, Chief Executive Officer
                             Chairman of the Board of Directors and Secretary