Form 10QSB
period 1998-01-13
MACHEEZMO MOUSE RESTAURANTS INC
filed 1998-02-25
CIK 928065

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                     FORM 10-QSB



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended January 13, 1998

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
Yes   X   No
    ----    ----

Number of shares of Common Stock outstanding at February 23, 1998: 3,985,630.

Transitional Small Business Disclosure Format: Yes     No  X
                                                  ----   -----

                          MACHEEZMO MOUSE RESTAURANTS, INC.
                                     FORM 10-QSB
                                        INDEX

                            PART I - FINANCIAL INFORMATION

                                                                               PAGE
                                                                               ----

Item 1.   Financial Statements

          Balance Sheets - January 13, 1998 and July 1, 1997                      2

          Statements of Operations - Twelve Weeks and Twenty-Eight Weeks Ended
          January 13, 1998 and January 14, 1997                                   3

          Statements of Cash Flows - Twenty-Eight Weeks Ended January 13, 1998
          and January 14, 1997                                                    4

          Notes to Financial Statements                                           5

Item 2.   Management's Discussion and Analysis or Plan of Operation               6

                               PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                     11

Item 6.   Exhibits and Reports on Form 8-K                                        12



                          MACHEEZMO MOUSE RESTAURANTS, INC.
                                    BALANCE SHEETS
                                    (IN THOUSANDS)



                                                          JANUARY 13, 1998        JULY 1, 1997
                                                          ----------------        -------------
                        ASSETS
Current assets
  Cash and cash equivalents                                       $513              $1,306
   Short-term investments in marketable securities                 501                 498
   Inventories of food and paper                                    91                  98
   Non-trade receivables                                             8                  95
   Other current assets                                             76                  31
                                                               -------             -------
          Total current assets                                   1,189               2,028

Property and equipment, net of accumulated
  depreciation and amortization of $664 at
  January 13, 1998 and $582 at July 1, 1997                        744                 926
Other assets                                                        33                  37
                                                               -------             -------
                                                                $1,966              $2,991
                                                               -------             -------
                                                               -------             -------
     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                               $148                $328
   Accrued payroll and payroll related expenses                     60                 144
   Accrued expenses and other current liabilities                  137                  67
   Restructuring reserve                                            10                 261
                                                               -------             -------
       Total current liabilities                                   355                 800

Other deferred liabilities
   Deferred rent expense                                            86                 108
   Other liabilities                                                44                  30
                                                               -------             -------
       Total liabilities                                           485                 938

Shareholders' equity
   Preferred stock, undesignated, 5,000 shares
      authorized, none issued                                        -                   -
   Common stock, 10,000 shares
       authorized, 3,986 shares issued and outstanding          10,178              10,178
   Accumulated deficit                                          (8,697)             (8,125)
                                                               -------             -------
       Total shareholders' equity                                1,481               2,053
                                                               -------             -------
                                                                $1,966              $2,991
                                                               -------             -------
                                                               -------             -------


   The accompanying notes are an integral part of these financial statements.

                          MACHEEZMO MOUSE RESTAURANTS, INC.
                               STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                  TWELVE WEEKS ENDED         TWENTY-EIGHT WEEKS ENDED
                                               -------------------------    --------------------------
                                               JANUARY 13,    JANUARY 14,    JANUARY 13,   JANUARY 14,
                                                  1998           1997           1998          1997
                                               ----------     ----------    -----------   -----------
 Sales, net                                     $ 1,324        $ 1,677        $ 3,237        $ 4,274
                                               --------       --------       --------       --------

 Costs and expenses
    Food, beverage and packaging costs              442            527          1,121          1,286
    Restaurant labor                                489            610          1,172          1,486
    Other restaurant operating expenses             313            440            734          1,017
    Depreciation and amortization                    46             83            108            187
    Retail division expenses                         25              -             25              -
    General and administrative expenses             264            606            686          1,191
                                               --------       --------       --------       --------
        Total operating costs and expenses        1,579          2,266          3,846          5,167
                                               --------       --------       --------       --------

 Operating loss                                    (255)          (589)          (609)          (893)

 Other income (expense)
    Interest income                                  12             34             37             94
    Interest expense                                  -              -              -             (1)
    Other expense                                     -            (11)             -            (11)
                                               --------       --------       --------       --------

 Net loss                                        $ (243)       $  (566)       $  (572)       $  (811)
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

 Basic and diluted loss per share                $(0.06)       $ (0.14)       $ (0.14)        $(0.20)
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

 Shares used in per share calculations
    Basic                                         3,986          3,986          3,986          3,974
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------
    Diluted                                       3,986          3,986          3,986          3,974
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------


   The accompanying notes are an integral part of these financial statements.

                          MACHEEZMO MOUSE RESTAURANTS, INC.
                               STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)



                                                                   TWENTY-EIGHT WEEKS ENDED
                                                           --------------------------------------
                                                            JANUARY 13, 1998    JANUARY 14, 1997
                                                           ------------------   -----------------
Cash flows from operating activities:
   Net loss                                                     $ (572)           $   (811)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
         Depreciation and amortization                             108                 187
         Discount amortization on investments                        -                 (11)
         Loss on disposal of equipment                               -                  11
         Net changes in operating assets and liabilities:
            Inventories                                              7                  12
            Non-trade receivables                                   87                  (4)
            Other current assets                                   (45)               (109)
            Accounts payable, accrued payroll and expenses,
              deferred rent and other liabilities                 (202)                242
            Restructuring reserve                                 (137)               (155)
                                                             ---------           ---------
         Net cash used in operating activities                    (754)               (638)

Cash flows from investing activities
   Acquisition of property and equipment                           (40)               (164)
   Purchase of marketable securities                              (501)             (1,225)
   Proceeds from maturity of marketable securities                 498               1,495
   Increase (decrease) in other assets                               4                 (10)
                                                             ---------           ---------
         Net cash (used in) provided by investing activities       (39)                 96

Cash flows from financing activities:
   Proceeds from exercise of stock options                           -                  33
                                                             ---------           ---------
         Net cash provided by financing activities                   -                  33
                                                             ---------           ---------

Net decrease in cash and cash equivalents                         (793)               (509)

Cash and cash equivalents at beginning of period                 1,306               1,488
                                                             ---------           ---------

Cash and cash equivalents at end of period                      $  513               $ 979
                                                             ---------           ---------
                                                             ---------           ---------


   The accompanying notes are an integral part of these financial statements.

                          MACHEEZMO MOUSE RESTAURANTS, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                    (IN THOUSANDS)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements as of and for the twelve and twenty-eight week periods ended January 13, 1998 and January 14, 1997 have been prepared in conformity with generally accepted accounting principles. The financial information as of July 1, 1997 is derived from the Macheezmo Mouse Restaurants, Inc. (the "Company") financial statements included in the Company's Annual Report on Form 10-KSB for the year ended July 1, 1997 (fiscal 1997). Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements for fiscal 1997, as included in the Company's Annual Report on Form 10-KSB for the year then ended. Operating results for the twelve and twenty-eight week periods ended January 13, 1998 and January 14, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 1998 (fiscal 1998), or any portion thereof.

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

3. EARNINGS (LOSS) PER SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS
128). SFAS 128 changes the standards for computing and presenting earnings per share (EPS) and supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS 128 simplifies the standards for computing earnings per share and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. This Statement requires restatement of all prior-period EPS data presented.

The adoption on SFAS 128 had no effect on previously reported loss per share amounts for the twelve weeks ended January 14, 1997 or the twenty-eight weeks ended January 13, 1998 or January 14, 1997. In those periods, primary loss per share was the same as basic loss per share and fully diluted loss per share was the same as diluted loss per share. Losses were reported in all periods presented, and accordingly the denominator was equal to the weighted average outstanding shares with no consideration for outstanding options to purchase shares of the Company's common stock, because to do so would have been anti-dilutive. Stock options for the purchase of 226,832 and 249,527 shares outstanding at January 13, 1998 and January 14, 1997, respectively, were not included in loss per share calculations, because to do so would have been anti-dilutive.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes requirements for disclosure of comprehensive income and is effective for the Company's fiscal year ending May 1999. Reclassification of earlier financial statements for comparative purposes is required. The Company does not expect this pronouncement will have a material impact on its financial statements.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

The Company commenced operations in 1981 with the opening of its first restaurant in Portland, Oregon. As of January 13, 1998 the Company owned and operated 14 restaurants. Four restaurants were closed in fiscal 1997 and one restaurant was closed in the first quarter of fiscal 1998. In February 1998 the Company closed one additional restaurant in Portland, Oregon. The closing of restaurants affects the comparability of results of operations from period to period.

The Company prepares statements of operations for 13 periods each year. The first fiscal quarter, generally consisting of the months of July through mid-October, includes four periods (sixteen weeks), and each of the following three quarters includes three such periods (twelve or thirteen weeks). Because of the longer first fiscal quarter and the seasonality of its business, the Company's sales and operating income are typically highest in the first fiscal quarter. The Company's fiscal year ends on the Tuesday closest to June 30; June 30, 1998 for fiscal 1998. Fiscal 1997 was a 52-week period and fiscal 1998 will also be a 52-week period.

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

OPERATING LOSSES

The restaurant industry is highly competitive. The Company's competitors include a large and diverse group of restaurant chains and individual restaurants. The number of restaurants with operations generally similar to the Company's has grown considerably in the last several years, and the Company believes competition from these restaurants is increasing. A number of competitors has been in existence longer than the Company and have substantially greater financial, marketing and other resources and wider geographical diversity than does the Company. In addition, the restaurant industry has few nonecomonic barriers to entry and is affected by changes in consumer tastes and market trends. The Company has incurred operating losses in fiscal 1996 and 1997 and to date in fiscal 1998, resulting in an accumulated deficit of $8.7 million at January 13, 1998. During the same period of time, the Company closed nine restaurants due to poor operating results. Operating losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. The Company has also struggled in its transition from operating 23 restaurants with relatively high per store average sales to 14 restaurants with reduced average sales. The Company has reduced its operating losses to date in fiscal 1998 and is continuing to work to reduce costs and maximize efficiencies. The Company had a revolving line of credit which provided for the borrowing of up to 80% of the Company's marketable securities, secured by such marketable securities, which expired on November 30, 1997. The line of credit has not been renewed or replaced. By the end of fiscal 1998, the Company may require additional funds, including new borrowing arrangements, to finance its operations. There is no assurance that additional financing will be available on commercially reasonable terms or at all.

FORWARD-LOOKING INFORMATION

The statements concerning expected future financing requirements, cost reduction and retail activities and the Year 2000 issue constitute forward-looking statements that are subject to risks and uncertainties. Factors that could materially affect future financing requirements include, but are not limited to, the ability to obtain additional financing in the event of lower than expected retail and restaurant sales, increased competitive factors (including increased competition, new product offerings by competitors and price pressures), unavailability of labor, food ingredients and beverages at reasonable prices, unfavorable seasonal differences in sales volume, changes in menu offerings, a longer than expected period to achieve market acceptance of any new menu or retail offerings and difficulties implementing new menu and retail offerings, as well as unfavorable business conditions and disruptions in the restaurant industry and general economy. Factors that could adversely affect cost reduction and retail activities include, but are not limited to, the industry factors and general business conditions noted above. Factors that could materially impact the Year 2000 issue include, but are not limited to, unanticipated costs associated with any required modifications to the Company's computer systems and associated software.

RESULTS OF OPERATIONS

The following is a discussion of the results of operations for the 12 and 28 week periods ended January 13, 1998 and January 14, 1997. The Statement of Operations table sets forth the percentage relationship to net sales, unless otherwise indicated, of certain statement of operations data. The Restaurant Operating Data table sets forth certain restaurant data for the periods indicated.




STATEMENT OF OPERATIONS DATA                                     FOR THE 12 WEEKS ENDED        FOR THE 28 WEEKS ENDED
                                                              ---------------------------    --------------------------
                                                               JANUARY 13,    JANUARY 14,    JANUARY 13,    JANUARY 14,
                                                                  1998           1997           1998          1997
                                                              ------------    -----------    ----------     -----------
Sales, net                                                       100.0%         100.0%         100.0%         100.0%

Costs and expenses
  Food, beverage and packaging                                    33.4           31.4           34.6           30.1
  Restaurant labor                                                36.9           36.4           36.2           34.8
  Other restaurant operating expenses                             23.6           26.2           22.7           23.8
  Depreciation and amortization                                    3.5            5.0            3.3            4.4
  Retail division expense                                          1.9              -            0.8              -
  General and administrative expenses                             20.0           36.1           21.2           27.8
                                                              --------        -------       --------       --------
Total operating costs and expenses                               119.3          135.1          118.8          120.9
                                                              --------        -------       --------       --------

Operating loss                                                   (19.3)         (35.1)         (18.8)         (20.9)

Other income (expense)
  Interest income                                                  0.9            2.0            1.1            2.2
  Interest expense                                                   -              -              -              -
  Other expense                                                      -           (0.7)             -           (0.3)
                                                              --------        -------       --------       --------

Net loss                                                         (18.4)%        (33.8)%        (17.7)%        (19.0)%
                                                              --------        -------       --------       --------
                                                              --------        -------       --------       --------






RESTAURANT OPERATING DATA                     FOR THE TWENTY-EIGHT WEEKS ENDED
                                              -------------------------------
                                                  JANUARY 13,   JANUARY 14,
                                                     1998           1997
                                              ---------------   -------------
Number of restaurants:
  Open at beginning of period                        15             19
  Opened during the period                            -              -
  Closed during the period                           (1)             -
                                                -------        -------
  Open at end of period                              14             19
                                                -------        -------
                                                -------        -------



TWELVE WEEKS (SECOND QUARTER) AND TWENTY-EIGHT WEEKS (FIRST HALF) ENDED JANUARY 13, 1998 COMPARED TO TWELVE WEEKS (SECOND QUARTER) AND TWENTY-EIGHT WEEKS (FIRST
HALF) ENDED JANUARY 14, 1997

SALES, NET. Restaurant sales decreased in the second quarter of fiscal 1998 to $1.3 million from $1.7 million in the second quarter of fiscal 1997, and decreased in the first half of fiscal 1998 to $3.2 million from $4.3 million in the first half of fiscal 1997. There were 14 restaurants operating at the end of the first half of fiscal 1998 compared to 19 restaurants operating at the end of the first half of fiscal 1997. Same store restaurant sales decreased 7.0% in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997 and decreased 8.8% in the first half of fiscal 1998 compared to the first half of fiscal 1997, due to decreased customer counts in fiscal 1998. Same store sales comparisons of the Company's restaurants located in food courts and malls are more favorable than same store sales comparisons of restaurants located in strip centers and street front locations.

COSTS AND EXPENSES.

Food, beverage and packaging costs decreased to $442,000 in the second quarter of fiscal 1998 from $527,000 in the second quarter of fiscal 1997, and increased as a percentage of net sales to 33.4% from 31.4% in the same periods. Food, beverage and packaging costs decreased to $1.1 million in the first half of fiscal 1998 from $1.3 million in the first half of fiscal 1997, and increased as a percentage of net sales to 34.6% from 30.1% in the same periods. In the fourth quarter of fiscal 1997 the Company introduced new menu items, including grilled steak, chicken and pork, which have higher food costs than items previously on the menu.

Restaurant labor expense consists primarily of restaurant management and hourly employee wages, payroll taxes, worker's compensation and group insurance. Restaurant labor expense decreased to $489,000 in the second quarter of fiscal 1998 from $610,000 in the second quarter of fiscal 1997, and increased as a percentage of net sales to 36.9% from 36.4 % in the same periods. Restaurant labor expense decreased to $1.2 million in the first half of fiscal 1998 from $1.5 million in the first half of fiscal 1997, and increased as a percentage of net sales to 36.2% from 34.8% in the same periods. The decreases were due to a smaller number of operating restaurants in the fiscal 1998 periods than in the fiscal 1997 periods. The increases, as a percentage of net sales, were primarily attributable to an increase in labor costs. The Company's current stores are located in the Portland, Oregon metropolitan area where unemployment is low, which has the effect of increasing wage levels required to attract and retain qualified employees.

Other restaurant operating expenses consist primarily of rent, utilities and miscellaneous supplies and services. Other restaurant operating expenses decreased to $313,000 in the second quarter of fiscal 1998 from $440,000 in the second quarter of fiscal 1997 primarily due to the closure of five restaurants since the first quarter of fiscal 1997. Other restaurant operating expenses decreased as a percentage of net sales to 23.6% from 26.2% in the same periods. Other restaurant operating expenses decreased to $734,000 in the first half of fiscal 1998 from $1.0 million in the first half of fiscal 1997 primarily due to the closure of five restaurants since the first quarter of fiscal 1997, and efficiencies in operating systems and management. Other restaurant operating expenses decreased as a percentage of net sales to 22.7% from 23.8% in the same periods.

Depreciation and amortization expense decreased to $46,000 in the second quarter of fiscal 1998 from $83,000 in the second quarter of fiscal 1997, and decreased as a percentage of net sales to 3.5% from 5.0% in same periods. Depreciation and amortization expense decreased to $108,000 in the first half of fiscal 1998 from $187,000 in the first half of fiscal 1997, and decreased as a percentage of net sales to 3.3% from 4.4% in same periods. In the fourth quarter of both fiscal 1997 and 1996 the Company wrote down closed and existing restaurant assets to their estimated fair market values in accordance with the adoption of Statement of Financial Accounting Standard No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" (SFAS No. 121), thereby decreasing the amount of related depreciation expense.

The Company incurred expenses of approximately $25,000 in the second quarter of fiscal 1998 related to the start-up of retail operations, which primarily consisted of recipe development and sales related activities. In December 1997, the Company commenced retail operations under which it plans to supply the Company's products to wholesale and retail grocery vendors under the "Macheezmo Foods" name. The Company anticipates that these products, including burritos, enchiladas and quesadillas, will begin to be sold in the third quarter of fiscal 1998. Additionally, the Company plans to begin to supply burritos to Oregon and Washington school lunch programs, beginning with the Beaverton, Oregon school district in the third quarter of fiscal 1998. There is no assurance that the Company will be successful in attaining or sustaining a level of retail sales sufficient to cover the expenses related to such sales.

General and administrative expenses decreased 56% to $264,000 in the second quarter of fiscal 1998 from $606,000 in the second quarter of fiscal 1997, and decreased as a percentage of net sales to 20.0% from 36.1% in the same periods. General and administrative expenses decreased to $686,000 in the first half of fiscal 1998 from $1.2 million in the first half of fiscal 1997, and decreased
as a percentage of net sales to     21.2% from 27.8% in the same periods. The
decreases were primarily attributable to the reduction in the number of general and administrative employees, reductions in corporate spending and increased corporate operating efficiencies.

INCOME TAXES. The Company is in a net deferred tax asset position and has generated net operating losses in fiscal 1998. Accordingly, no provision for or benefit from income taxes has been recorded in the accompanying statements of operations. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

LIQUIDITY AND CAPITAL RESOURCES

The Company has primarily financed its capital requirements through cash flow from operations and the proceeds from its initial public offering in September 1994.

Working capital at January 13, 1998 was $834,000, including $513,000 of cash and cash equivalents and $501,000 of short-term investments in marketable securities.

Cash used in operating activities in the first half of fiscal 1998 was $754,000, primarily resulting from a net loss of $572,000, and decreases of $202,000 in short term liabilities due to timing of expenses and payments, and $137,000 in the restructuring reserve.

Cash used in investing activities in the first half of fiscal 1998 was $39,000, primarily resulting from the acquisition of property and equipment.

The Company had a revolving line of credit which provided for the borrowing of up to 80% of the Company's marketable securities, secured by such marketable securities, at the bank's prime rate. The revolving line of credit expired on November 30, 1997. The line of credit has not been renewed or replaced.

In connection with a lease agreement for one of the Company's food court restaurants, a minimum annual guarantee payment, adjusted annually, is required. This obligation, approximately $40,000, is guaranteed by a Concessionaire Bond that expires October 31, 1998 and which may be renewed for two additional one year periods at the option of the Bond's surety.

The balance in the restructuring reserve of $10,000 at January 13, 1998 represents the remaining estimated costs associated with restaurant closures and the settlement of lease obligations for restaurants closed as part of the Company's restructuring plans in fiscal 1997. The change in the restructuring reserve during the first half of fiscal 1998 consisted of $114,000 of non-cash charges for the write-down of closed restaurant assets to their estimated fair market values, and a $137,000 net decrease to the restructuring reserve consisting of estimated costs associated with restaurant closures net of the settlement of lease obligations for restaurants closed in fiscal 1997.

Although the Company has not analyzed the impact of the Year 2000 issue on its information systems and software, the Company believes its main information system accommodates the Year 2000 date without any significant changes. Accordingly, the Company expects the Year 2000 issue will not have a material financial impact on the Company. The Company intends to evaluate its information systems and software in connection with the Year 2000 issue, but anticipates any potential modification to its systems and software will not affect the Company's future financial results.

The Company's future capital requirements are expected to consist primarily of operational expenses. At January 13, 1998, the Company had no material commitments for capital expenditures. The Company has from time to time evaluated opportunities for acquisitions and expansion and intends to continue to consider strategic alternatives for future growth. By the end of fiscal 1998, the Company may require additional funds, including new borrowing arrangements, to finance its operations. The Company had a revolving line of credit which provided for the borrowing of up to 80% of the Company's marketable securities, secured by such marketable securities, which expired on November 30, 1997, and has not been renewed or replaced. There is no assurance that additional financing will be available on commercially reasonable terms or at all.


NASDAQ MATTERS

On October 1, 1997, the Company's Common Stock was deleted from listing on the Nasdaq National Market System ("Nasdaq NMS") for failure to maintain the minimum bid price requirement for continued listing of $1.00 per share.

Since October 1, 1997, trading in the Company's Common Stock has been conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements, or in what are commonly referred to as the "pink sheets." As a result, an investor may likely find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's Common Stock than was the case when the Company's Common Stock was listed on the Nasdaq NMS. In addition, after October 1, 1997, the Company's Common Stock is subject to "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The delisting of the Company's Common Stock from Nasdaq NMS could adversely affect the ability or willingness of broker-dealers to sell the Company's Common Stock and the ability of purchasers of the Company's Common Stock to sell their securities in the secondary market.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 6, 1997 at the Company's Annual Meeting, the holders of the Company's outstanding Common Stock took the action described below. At the Company's Annual Meeting, 3,985,630 shares of Common Stock were eligible to vote.

1. The shareholders elected each of William S. Warren, Jack B. Schwartz and Dara Dejbakhsh to the Company's Board of Directors, by the votes indicated below, to serve for the ensuing year. There were no abstentions or broker non-votes.

                                        VOTES FOR       VOTES WITHHELD
          William S. Warren             3,508,091          77,575
          Jack B. Schwartz              3,512,052          73,614
          Dara Dejbakhsh                3,512,641          73,025

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibit filed as part of this report is listed below:

          Exhibit No.
             27        Financial Data Schedule

(b) Reports on Form 8-K:

          No reports on Form 8-K were filed during the twelve weeks ended January 13, 1998.

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 24, 1998


                              MACHEEZMO MOUSE RESTAURANTS, INC.

                              By: /s/ WILLIAM S. WARREN
                                  ----------------------------------------
                              William S. Warren
                              President, Chief Executive Officer
                              Chairman of the Board of Directors and Secretary (Principal Executive Officer)
                              (Principal Accounting and Financial Officer)