Form 10QSB
period 1998-04-07
MACHEEZMO MOUSE RESTAURANTS INC
filed 1998-05-27
CIK 928065

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-QSB



             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended April 7, 1998


                                         OR


          [   ] TRANSITION RPEORT PURSUANT TO SECTION 13 OR 15(D)  OF THE
                          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from    __________   to   __________



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

                                    503-274-0001
                            (Issuer's telephone number)


   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file Such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__


Number of shares of Common Stock outstanding at April 07, 1998: 3,985,630

Transitional Small Business Disclosure Format: Yes __ No X

                          MACHEEZMO MOUSE RESTAURANTS, INC
                                    FORM 10-QSB
                                       INDEX


                         PART 1 - FINANCIAL INFORMATION

                                                                           PAGE
                                                                           ----
Item 1.  Financial Statements

         Balance Sheets - April 7, 1998 and July 1, 1997                     2

         Statements of Operations - Twelve Weeks and Forty Weeks Ended
         April 7, 1998 and April 08, 1997.                                   3

         Statements of Cash  Flows - Forty Weeks Ended April 7, 1998
         and  April 08, 1997                                                 4

         Notes to Financial Statements                                       5


Item 2.  Management's Discussion and Analysis or Plan of Operation           5



                             PART II - OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders


Item 6.  Exhibits and Reports on Form 8-K


                          MACHEEZMO MOUSE RESTAURANTS, INC.
                                    BALANCE SHEETS
                                    (IN THOUSANDS)

                                                             APRIL  07,      JULY  01,
                                                                1998            1997
                                                            (UNAUDITED)     (UNAUDITED)
                                                            -----------     -----------
                 ASSETS

Current assets
     Cash and cash equivalents                                  $  482       $  1,306
     Short-term investments in marketable securities               510            498
     Inventories of food and paper                                  93             98
     Non-trade receivables                                          15             95
     Other current assets                                           86             31
                                                            -----------     -----------
            Total current assets                                 1,186          2,028

Property and equipment, net of accumulated
  depreciation and amortization of $703 at
  April 08, 1998 and $582 at July 01, 1997                         690            926
Other assets                                                        33             37
                                                            -----------     -----------
                                                              $  1,909       $  2,991
                                                            -----------     -----------
                                                            -----------     -----------
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable                                           $  302         $  328
     Accrued payroll and payroll related expenses                  132            144
     Accrued expenses and other current liabilities                 56             67
     Accrued restructuring expense                                  11            261
                                                            -----------     -----------
            Total current liabilities                              501            800

Other deferred liabilities
     Deferred rent expense                                          83            108
     Other liabilities                                              45             30
                                                            -----------     -----------
            Total liabilities                                      629            938

Shareholders' equity
     Preferred stock, undesignated, 5000 shares
       authorized, none issued                                                      -
     Common stock, 10,000 shares
       authorized, 3,986 shares issued and outstanding          10,178         10,178
     Accumulated deficit                                        (8,898)        (8,125)
                                                            -----------     -----------
            Total shareholders' equity                           1,280          2,053
                                                            -----------     -----------
                                                              $  1,909       $  2,991
                                                            -----------     -----------
                                                            -----------     -----------


     The accompanying notes are an integral part of these financial statements.

                      MACHEEZMO MOUSE RESTAURANTS, INC.
                           STATEMENT OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


                                                                 TWELVE WEEKS ENDED             FORTY WEEKS ENDED
                                                              ------------------------      ------------------------
                                                              April 07,      April 08,      April 07,      April 08,
                                                                 1998           1997          1998            1997
                                                              ---------      ---------      ---------      ---------
Sales, net                                                    $  1,319       $  1,616       $  4,556       $  5,890

Costs and expenses
     Food, beverage and packaging costs                            389            503          1,510          1,789
     Restaurant labor                                              481            601          1,653          2,087
     Other restaurant operating, expenses                          295            419          1,029          1,436
     Depreciation and amortization                                  22             49            130            236
     Retail division expenses                                       71              -             96              -
     General and administrative expenses                           292            658            978          1,849
                                                              ---------      ---------      ---------      ---------
    Total operating costs and expenses                           1,550          2,230          5,396          7,397
                                                              ---------      ---------      ---------      ---------

Operating loss                                                 $  (231)       $  (614)       $  (840)     $  (1,507)

Other income (expense)
     Interest income                                                 9             23             46            117
     Interest expense                                                -              1
     Other                                                          21            (43)            21            (54)
                                                              ---------      ---------      ---------      ---------
Net loss                                                       $  (201)       $  (633)       $  (773)     $  (1,444)
                                                              ---------      ---------      ---------      ---------
                                                              ---------      ---------      ---------      ---------
Basic and diluted loss per common share                       $  (0.05)      $  (0.16)      $  (0.19)      $  (0.36)
                                                              ---------      ---------      ---------      ---------
                                                              ---------      ---------      ---------      ---------
Basic and Diluted weighted average
 number of Common shares outstanding                             3,986          3,974          3,986          3,974
                                                              ---------      ---------      ---------      ---------
                                                              ---------      ---------      ---------      ---------


    The accompanying notes are an integral part of these financial statements.

                      MACHEEZMO MOUSE RESTAURANTS, INC.
                           STATEMENT OF CASH FLOWS
                               (IN THOUSANDS)

                                                                  FORTY WEEKS ENDED
                                                              -----------------------
                                                               APRIL 07,    APRIL 08,
                                                                 1998         1997
                                                              (UNAUDITED)  (UNAUDITED)
                                                              -----------  -----------
Cash flows from operating activities:
    Net loss                                                  $   (773)     $  (1,444)
    Adjustments to reconcile net loss to
     net cash used in operating activities:
    Depreciation and amortization                                  149            270
    Discount amortization on investments                                          (15)
    Loss on disposal of equipment                                   13             11
    Net changes in operating assets and liabilities:
    Inventories                                                      5             38
    Non-trade receivables                                           80             17
    Other current assets                                           (45)           (87)
    Accounts payable, accrued payroll and expenses,
    deferred rent and other liabilities                            (60)           127
    Accrued restructuring expense                                 (136)          (126)
                                                              -----------  -----------
         Net cash used in operating activities                    (767)        (1,209)
                                                              -----------  -----------
Cash flows from investing activities:
    Acquisition of property and equipment                          (40)          (183)
    Purchase of marketable securities                             (510)        (1,719)
    Proceeds from maturity of marketable securities                498          2,482
    Increase (decrease) in other assets                             (5)           (10)
                                                              -----------  -----------
         Net cash (used in) provided by investing activities       (57)           570
                                                              -----------  -----------
Cash flows from financing activities:
    Proceeds from exercise of stock options                         -              33
                                                              -----------  -----------
         Net cash provided by financing activities                  -              33
                                                              -----------  -----------
Net decrease in cash and cash equivalents                         (824)          (606)

Cash and cash equivalents at beginning of period                 1,306          1,488

Cash and cash equivalents at end of period                      $  482            882
                                                              -----------  -----------
                                                              -----------  -----------


    The accompanying notes are an integral part of these financial statements.

MACHEEZMO MOUSE RESTAURANTS, INC
NOTES TO FINANCIAL STATEMENTS
(IN THOUSANDS)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements as of and for the twelve and forty week periods ended April 7, 1998 and April 08, 1997 have been prepared in conformity with generally accepted accounting principles. The financial information as of July 1. 1997 is derived from the Macheezmo Mouse Restaurants, Inc. (the "Company") financial statements included in the Company's Annual Report on Form 10-KSB for the year ended July 1, 1997 (fiscal 1997). Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudtied financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentations of the results of the interim period presented. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements for fiscal 1997, as included in the Company's Annual Report on Form 10-KSB for the year then ended. Operating results for the twelve and Forty week periods ended April 7, 1998 and April 08, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 1998 (fiscal 1998), or any portion thereof.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

INTRODUCTION

The Company commenced operations in 1981 with the opening of the first restaurant in Portland, Oregon. As of April 07, 1998 the Company owned and operated 13 restaurants. Four restaurants were closed in Fiscal 1997 and one restaurant was closed in the first quarter of fiscal 1998. In February 1998 the Company closed one additional restaurant in Portland, Oregon. The closing of restaurants affects the comparability of results of operations from period to period.

The company prepares statements of operations for 13 periods each year. The first fiscal quarter, Generally consisting of the months of July through mid-October, includes four periods (sixteen weeks) and each of the following three-quarters includes three such periods (twelve or thirteen weeks). Because of the longer first fiscal quarter and the seasonality of its business, the Company's sales and operating income are typically highest in the first fiscal quarter. The Company's fiscal year ends on the Tuesday closet to June 30: June 30, 1998 for fiscal 1998. Fiscal 1997 was a 52-week period and fiscal 1998 will also be a 52-week period.

QUARTERLY VARIABILITY

The Company's restaurants have historically experienced higher average weekly sales in the first and fourth fiscal quarters. Accordingly, operating income margins and net income margins have been and are expected to continue to be higher in each of those quarters than in second and third fiscal quarters. In addition, the first quarter includes 16 weeks of operations, compared with 12 or 13 weeks for each of the remaining three-quarters. Consequently, consecutive quarter-to-quarter comparisons of the company's results of operations may not be meaningful and results of any quarter are not necessarily indicative of the actual results for a full fiscal year.

FORWARD - LOOKING INFORMATION.

The statements concerning expected future financing requirements, cost reduction and retail activities and the Year 2000 issue constitutes forward -looking statements that are subject to risks and uncertainties. Factors that could materially affect future financing in the event of lower than expected retail and restaurant sales, increased competitive factors ( including increased competition, new product offerings by competitors and price pressures), in sales volume, changes in menu offerings, a longer than expected period to achieve market acceptance of any new menu or retail offerings, a longer than expected period to achieve market acceptance of any new menu or retail offerings and difficulties implementing new menu and retail offerings, as well as unfavorable business conditions and disruptions in the restaurant industry and general economy. Factors that could adversely affect cost reduction and retail activities include, but are not limited to, the industry factors and general business conditions noted above. Factors that could materially impact the Year 2000 issue include, but are not limited to, unanticipated cost associated with any required modification to the Company's computer systems and associated software.

RESULTS OF OPERATIONS

The following is a discussion of the results of operations for the 12 and 40 week periods ended April 07, 1998 and April 08, 1997. The Statement of Operations table sets forth the percentage relationship to net sales, unless otherwise indicated, of certain statement of operations data. The Restaurant Operating Data table sets forth certain restaurant data for the periods indicated.

                          STATEMENT OF OPERATIONS DATA

                                                                  TWELVE WEEKS ENDED             FORTY WEEKS ENDED
                                                               ------------------------      ------------------------
                                                               April 07,      April 08,      April 07,      April 08,
                                                                  1998           1997           1998           1997
                                                               ---------      ---------      ---------      ---------
Sales, net                                                        100%           100%           100%           100%

Costs and expenses
     Food, beverage and packaging costs                           29.5           31.1           33.1           30.4
     Restaurant labor                                             36.5           37.1           36.3           35.4
     Other restaurant operating, expenses                         22.4           25.9           22.6           24.3
     Depreciation and amortization                                 1.7            3.0            2.9            4.0
     Retail division expenses                                      5.4              -            2.1              -
     General and administrative expenses                          22.1           40.7           21.5           31.3
                                                               ---------      ---------      ---------      ---------
           Total operating costs and expenses                    117.6          137.8          118.5          125.4
                                                               ---------      ---------      ---------      ---------
Operating loss                                                   (17.6)      $  (37.8)         (18.5)      $  (25.4)

Other income (expense)
     Interest income                                               0.8           15.0            1.0            2.0
     Interest expense                                                -              -
     Other expense                                                 1.6           (2.7)           0.5           (0.9)
                                                               ---------      ---------      ---------      ---------
Net loss                                                         (15.2)         (25.5)           (17)         (24.3)
                                                               ---------      ---------      ---------      ---------
                                                               ---------      ---------      ---------      ---------



                           RESTAURANT OPERATING DATA

                                                  FOR THE FORTY WEEKS ENDED
                                                  -------------------------
                                                   APRIL 07,      APRIL 08,
                                                     1998           1997
                                                  ----------      ----------
Number of restaurants:
    Open at the beginning of the period                14             19
    Opened during the period                            -              -
    Closed during the period                           (1)            (1)
                                                  ----------      ----------
    Open at the end of period                          13             18
                                                  ----------      ----------
                                                  ----------      ----------


TWELVE WEEKS (THIRD QUARTER) AND FORTY WEEKS (THREE QUARTERS) ENDED APRIL 07, 1998 COMPARED TO TWELVE WEEKS (THIRD QUARTER) AND FORTY WEEKS (THREE QUARTERS) ENDED APRIL 08, 1997.


SALES, NET. Restaurant sales decreased in the third quarter of fiscal 1998 and three quarters ending in fiscal 1998 in comparison to third quarter of fiscal 1997 and three quarters ending in fiscal 1997. There were 13 Restaurants operating at the end of the three-quarters ending in fiscal year of 1998 compared to 19 restaurants operating in the same fiscal period of 1997. Same store sales comparisons of the Company's restaurants are more favorable in third quarter fiscal 1998 than same period in fiscal 1997. The Company managed to halt the precipitous same store sales decline that they had experienced in previous quarters.

COSTS AND EXPENSES.

Food, beverage and packaging costs decreased in the third quarter of fiscal 1998 in comparison to same quarter in fiscal 1997. These costs were also decreased for three-quarters ending in fiscal 1998 compared to three quarters ending in fiscal 1997. The Company is aggressively managing its cost of sales and purchasing relationships with our vendors. This aggressive management has resulted in greatly improved COS numbers. In the fourth quarter of 1997 the company introduced new menu items, including grilled steaks, chicken and pork, which have higher food costs than items previously on the menu.

Restaurant labor expenses consist primarily of restaurant management and hourly employee wages, payroll taxes, worker's compensation and group insurance. Labor expenses decreased in both third and three quarters ending in fiscal 1998. The decreases were due to efficiencies in operations and salary and hourly management. As reflected in the management of COS, the Company is aggressively managing store level labor costs while at the same time improving the level of customer service for our patrons. The Company's current stores are located in the Portland, Oregon metropolitan area where unemployment is low, which has the effect of increasing wage levels required to attract and retain qualified employees.

Other restaurant operating expenses consist primarily of rent, utilities and miscellaneous supplies and services. Other restaurant operating expenses have decreased in the third quarter of fiscal 1998 compared to third quarter of fiscal 1997. These expenses also decreased for three-quarters ending in fiscal 1998 compared to same period in fiscal 1997. The decrease is primarily due to efficiencies in operating systems and management.

Depreciation and amortization expenses decreased in the third quarter and three quarters ending in fiscal 1998 compared to third quarter and three quarters ending in fiscal 1997. In the fourth quarter of both fiscal 1997 and 1996 the company wrote down closed and existing restaurant assets to their estimated fair market values in accordance with the adoption of Statement of Financial Accounting Standards No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF" (SFAS No. 121), thereby decreasing the amount of related Depreciation expenses.

The Company incurred expenses of approximately $25,000 in the second quarter of fiscal 1998 related to the start-up of retail operations, which primarily consisted of recipe development and sales related activities. The Company, as originally planned, launched its first retail contract in third quarter of fiscal 1998. The Company initially supplied local Costco's with the Company's branded retail products in the third quarter of fiscal 1998. Additionally the Company began to supply burritos to Oregon school lunch programs; it began with the Beaverton, Oregon school district. The Company plans to expand its retail operation in fourth quarter of fiscal 1998. There is no assurance that the Company will be successful in attaining or sustaining a level of retail sales sufficient to cover the expenses related to such sales.

General and administrative expenses decreased in the third and three quarters ending in fiscal 1998 compared to fiscal 1997. The decreases were primarily attributable to the reduction in the number of general and administrative employees, reduction in corporate spending and increased corporate operating efficiencies.

INCOME TAXES

The Company is in a net deferred tax position and has generated 100% net operating losses in fiscal 1998. Accordingly, no provision for benefit from income taxes has been recorded in the accompanying statements of operations. The Company will continue to provide a valuation allowance for it's deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

NASDAQ MATTERS

On October 1, 1997 the Company's Common Stock was deleted from listing on the Nasdaq National Market System ("Nasdaq NMS") for failure to maintain the minimum bid price requirement for continued listing of $1.00 per share.

Since October 1, 1997 trading in the Company's Common Stock has been conducted in the over the counter market on an electronic bulletin board established for securities that do not meet Nasdaq requirements, or in what are commonly referred to as "Pink Sheets". As a result, an investor may likely find it more difficult to dispose of or to obtain accurate quotations as to the price of the Company's Common Stock than was the case when the Company's Common Stock was listed on the Nasdaq NMS. In addition, after October 1, 1997, the Company's Common Stock is subject to "Penny Stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The delisting of the Company's Common Stock from Nasdaq NMS could adversely affect the ability or willingness of broker-dealers to sell the Company's Common Stock and the ability of purchasers of the Company's Common Stock to sell their securities in the secondary market.

ITEM 4.  SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 6, 1997 at the Company's annual meeting, the holders of the Company's outstanding common stock took the action described below. At the Company's annual meeting, 3,985,630 shares of common stock were eligible to vote.

1. The shareholders elected each of William S. Warren, Jack B. Schwartz and Dara Dejbakhsh to Company's board of directors, by the votes indicated below, to serve for ensuing year. There were no abstentions or broker non-votes.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The exhibit filed as part of this report is listed below:

                    EXHIBIT NO.
                    -----------
                        27         Financial Date Schedule

     (b)  Reports on Form 8-K:

          Change of independent auditors from Price Waterhouse LLP to Cacciamatta Accountancy Corporation.

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    May 26th, 1998

                                               MACHEEZMO MOUSE RESTAURANTS, INC

                                               By:  /s/ SCOTT FISHER
                                                    Vice President