Form 10KSB40
period 1998-06-30
MACHEEZMO MOUSE RESTAURANTS INC
filed 1998-10-13
CIK 928065

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1998
                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from__________to __________

                         COMMISSION FILE NUMBER 0-24788

                            ------------------------

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

                            ------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file Such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

State issuer's revenues for its most recent fiscal year: $6,003,906

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of September 29, 1998: $747,306

Number of shares of Common Stock outstanding at September 29, 1998: 3,985,630

Documents Incorporated by Reference: The Proxy Statement for the 1998 Annual Meeting of Shareholders is incorporated into Part III of this Form 10-KSB

Transitional Small Business Disclosure Format: Yes / / No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       MACHEEZMO MOUSE RESTAURANTS, INC.
                         1998 FORM 10-KSB ANNUAL REPORT
                               TABLE OF CONTENTS

                                     PART I

                                                                                                               PAGE
                                                                                                            -----------
Item 1.     Description of Business.......................................................................           2
Item 2.     Description of Property.......................................................................           6
Item 3.     Legal Proceedings.............................................................................           6
Item 4.     Submission of Matters to a Vote of Security Holders...........................................           6

                                                        PART II

Item 5.     Market For Common Equity and Related Stockholder Matters......................................           6
Item 6.     Management's Discussion and Analysis or Plan of Operations....................................           7
Item 7.     Financial Statements..........................................................................          10
Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure..................................................................................          10

                                                       PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance with
              Section 16(a) of the Exchange Act...........................................................          10
Item 10.    Executive Compensation........................................................................          10
Item 11.    Security Ownership of Certain Beneficial Owners and Management................................          10
Item 12.    Certain Relationships and Related Transactions................................................          10
Item 13.    Exhibits and Reports on Form 8-K..............................................................          11

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

    Macheezmo Mouse Restaurants, Inc. (the "Company") operates a chain of 13 quick service restaurants which offer fresh, high quality Mexican-style food. The Company's operating philosophy is to provide customers with an alternative to typical fast food restaurants by offering quick, made-to-order authentic Mexican food and other non-Mexican style menu offerings that are "fresh, fit and fast". Although not marketed as health food, many of the Company's menu items are intended to meet or exceed the American Heart Association's guidelines for fat, cholesterol and sodium content. The Company's restaurants offer dine-in and take-out lunch and dinner service primarily in the Portland, Oregon metropolitan area. The Company closed one restaurant in Washington and one restaurant in Oregon in fiscal 1998.

    The Company's restaurants feature an extensive selection of specialty and traditional Mexican-style dishes including burritos, salads, enchiladas, quesadillas and tacos. These menu items can be ordered with a choice of grilled chicken, grilled steak, grilled pork, or vegetarian. In fiscal 1998 the Company introduced new burritos, enchiladas and tacos and brought back some of the past Macheezmo Mouse favorite dishes. The Company uses fresh ingredients in its menu items and prepares most food to order. The Company's variety of foods is designed to appeal to a broad range of customers. The Company believes many customers first dine at the restaurants because the food is fresh and tastes good, and return because of the menu items' variety, consistency, taste and high quality.

    The Company also launched its retail business, Macheezmo Foods, in fiscal 1998. Macheezmo Foods is directly focused on the fast growing Home Meal Replacement (HMR) Market. The Company believes that they can leverage the strong Macheezmo Mouse name as a competitive edge in these diversified markets. The Company has an agreement with Costco Wholesale Stores to sell Mexican-style fresh-deli products in 15 Costco Northwest locations. The Company also has an agreement with Albertsons Grocery Stores to sell Frozen Burritos in 130 locations in the Northwest.

    The Company has entered into an agreement with Alaska Airlines to produce breakfast and lunch burritos for various Northwest, Alaska and Southern California based flights. Alaska customers receive a Macheezmo 5 oz. breakfast burrito on morning flights and a 5.5 oz. Turkey & Bean Macheezmo burrito for lunch flights.

FORWARD LOOKING STATEMENT

    All statements, other than statements of historical fact, included in this Form 10-KSB are, or may be deemed to be "forward-looking statements" as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-KSB. Such potential risks and uncertainties that could adversely affect the Company include, but are not limited to, business conditions, growth in the restaurant industry, growth in the retail industry, and the general economy.

CONCEPT AND OPERATING STRATEGY

    The Company's restaurants feature an authentic Mexican-style menu including burritos, tacos, enchiladas, "Bowls", salads and appetizers available with steak, chicken, pork and non-meat. A self-serve complementary salsa bar is provided which is filled with fresh salsas and Mexican compliments.

    The Company has been an innovator in the Mexican food quick-service market by emphasizing fresh Mexican food, and is now an innovator in the Home Meal Replacement retail business. The Company believes that its retail business will be an integral part of its future growth.

    The Company has reduced its corporate overhead by 56%. The focus of the Company is on key strategic initiatives: continued cost management, revenue enhancement and attracting superior people at the restaurant management level to implement these goals. The Company is committed to building and leveraging the Macheezmo name as a high quality, Mexican-style food brand and retailer in the Northwest market.

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

MENU

    The Company's menu is designed to offer a wide variety of authentic Mexican-style dishes to appeal to a broad customer base. Most ingredients are prepared fresh daily at each location. No animal fats or tropical oils are added. Because consumers are increasingly looking for fresh-Mex style dining opportunities, the Company is placing great importance on fresh Mexican taste. They have refocused their menu items on authentic Mexican cuisine and have reintroduced some of the Macheezmo Mouse classics which include: "Boss Sauce" burritos, "Baja Bowls", the Famous #5, and salads.

    New product development is emphasized through the use of "specials". The Company's stores generally are open from lunch through dinner with the exception of the Portland Airport which is open for breakfast. Most menu items are priced at $4.25 or less.

RESTAURANTS IN OPERATION

    The Company operated twelve restaurants in Oregon and one in Washington as of June 30th, 1998. The following tables provide certain information about those restaurants. The Company closed two restaurants during fiscal 97/98; Overlake restaurant, located in Redmond, Washington and the Hawthorne restaurant in Portland, Oregon.

    The Company has developed two alternative distribution outlets (Carts) located in the Portland Airport. The carts are located in remote airline wings and offer breakfast, lunch and dinner burritos, assorted juices and sodas, and cookies.

NAME                   LOCATION            DATE OPENED         SQUARE FOOTAGE   FORMAT
---------------------  ------------------  ------------------  ---------------  --------------
Hawthorne*             Portland, OR        April 1982                 1,000     Street Front
Salmon                 Portland, OR        August 1983                3,587     Street Front
Holladay               Portland, OR        July 1987                  1,562     Food Court
NW 23rd                Portland, OR        December 1987              1,500     Street Front
Beaverton              Beaverton, OR       July 1988                  1,925     Strip Center
Clackamas              Clackamas, OR       April 1989                 2,520     Strip Center
Pioneer Place          Portland, OR        March 1990                   600     Food Court
Macadam                Portland, OR        December 1993              2,200     Strip Center
Tanasbourne            Hillsboro, OR       October 1994               3,800     Strip Center
Capitol                Salem, OR           December 1994              2,325     Mall
Eugene                 Eugene, OR          February 1995              2,583     Strip Center
Washington Square      Tigard, OR          July 1995                    550     Food Court
Portland Airport       Portland, OR        October 1995                 566     Food Court
Vancouver              Vancouver, WA       August 1994                2,500     Strip Center
Overlake*              Redmond, WA         May 1994                   1,800     Strip Center

------------------------

* Closed during fiscal 97/98

RESTAURANT OPERATIONS

    The Company's focus is to maintain high quality and consistent Mexican style food in its restaurants. The Company has established strict criteria for preparing and producing all of its products and streamlined its menu to simplify operations and enhance service.

    The Company is committed to training and developing motivated business managers that understand how to drive sales and control costs to the bottom line. Both general managers and assistant managers receive incentive compensation based on customer service, personnel development and profitability. The Company is very active in working with all of their suppliers for better quality products at a lower cost.

    The Company's restaurants are generally open seven days a week, from 11:00 a.m. to 10:00 p.m. The hours for food court restaurants are limited by the hours operation of the facility in which the restaurants are located. The Company's Portland Airport location is open for breakfast at 6:00 a.m.

    The Company believes its primary competition is within the quick-service and casual dining segments of the restaurant industry. These restaurants offer strong competition with either national name recognition or local convenient locations. Some of the key competitive factors in the restaurant industry are the quality and value of the food products offered, quality service, cleanliness, name identification, restaurant location, price and attractiveness of facilities.

RETAIL OPERATIONS

    As of June 30th, 1998, the Company is selling retail products in Costco Wholesale and Albertsons Grocery stores in the Northwest market. In Costco, the Company features fresh-deli products in a variety of traditional Mexican food items. Entree selections currently range in price from $6.85 for burritos to $7.95 for quesadillas. In Albertsons Groceries the Company features frozen burritos in a variety of Mexican styles. Emphasis on all the retail products is on high-quality products using only top grade ingredients.

    The Home Meal Replacement industry is intensely competitive in the attraction of consumers and in the fight for shelf space. Some of the key competitive factors that effect the Company in attracting consumers are quality, value, ease of preparation, packaging attractiveness, and comfort with brand. The Company also competes with other purveyors for shelf space, shelf placement, promotions, and product demos.

    The Company believes that its products are distinguishable from its competitors by (i) the Macheezmo name recognition, (ii) the high quality association that consumers identify with the Macheezmo Foods name, (iii) the eye catching colorful packaging that the Company created which merchandises well on the shelf.

GOVERNMENT REGULATION

    The Company's business is subject to and affected by federal, state and local laws. Each restaurant must comply with state, county and municipal licensing and regulation requirements relating to health, safety, sanitation, building construction, the sale of alcoholic beverages and fire prevention. Difficulties in obtaining or the failure to obtain required licenses or approvals could delay or prevent development of additional restaurants. The Company has not experienced significant difficulties in obtaining licenses and approvals to date.

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

    The Company's restaurants are subject to federal and state laws governing wages, working conditions, citizenship requirements and overtime. Several legislative proposals are under consideration by governmental authorities that could, if enacted, have a material effect on the Company's business. During 1997, the minimum wage was increased. Although all of the Company's employees are paid at or above federal and state established minimum wage levels, increase in minimum wage levels have and may continue to increase the Company's labor costs. There is no assurance that the Company would be able to pass such increased costs on to its customers or that, if it were able to do so, it could do so in a a short period of time.

TRADEMARKS

    The Company believes its rights in its trademarks and service marks are important to its marketing efforts and valuable part of its business. The Company has registered the "MACHEEZMO MOUSE", "MOUSE" and "FRESHFIT FAST" marks for restaurant services and its logo on Principal Register of the United States Patent and Trademark Office. The registrations of each mark and the logo will be renewed prior to their respective expiration dates and may continue to be renewed in perpetuity. The Company may seek registration of certain other marks for various food items and restaurant services.

EMPLOYEES

    As of June 30th, 1998, the Company employed approximately 180 persons, of whom 75 were restaurant employees, 35 were restaurant management and supervisory personnel and 10 were corporate personnel. Restaurant employees include both full-time and part-time employees. None of the Company's employees are covered by collective bargaining agreements.

YEAR 2K DISCLOSURE

    The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operations. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position.

However, if the Company and third parties upon which it relies are unable to address this issue on a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in timely manner.

ITEM 2.  DESCRIPTION OF PROPERTY

    All of the Company's restaurants are located in leased space. The initial term of most of the Company's leases is five years, with options to renew for at least one five-year period. Two of the leases have a minimum monthly lease payment and require an additional yearly payment based on a percentage of restaurant revenues over a certain level. Generally the leases are net leases that require the Company to pay its pro rata share of all taxes, insurance and maintenance costs. A number of the leases provide the Company with early termination options, wherein if a restaurant does not meet certain sales requirements, the Company may elect to terminate its lease pursuant to such options.

    The Company's corporate offices are located in an approximately 4,700 square foot leased facility in Portland, Oregon. The lease expires in September 2000. In June 1997 the Company sublets approximately 1,000 square feet of this space through September 2000.

ITEM 3.  LEGAL PROCEEDINGS

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this Report.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is quoted on the Nasdaq over the counter under the symbol "MMRI". The following table sets forth the high and low sale prices as reported on the Nasdaq over the counter for the periods indicated in the last two fiscal years.

                                                                                  LOW       HIGH
                                                                               ---------  ---------
FISCAL 1997
First Quarter................................................................  $    2.25       3.25
Second Quarter...............................................................       1.13       2.50
Third Quarter................................................................        .63       1.50
Fourth Quarter...............................................................        .47        .94

FISCAL 1998
First Quarter................................................................  $     .43        .94
Second Quarter...............................................................        .31        .63
Third Quarter................................................................        .20        .43
Fourth Quarter...............................................................        .30        .62

    The Company has not paid cash dividends on its common stock and presently intends to continue this policy in order to retain its earnings for development of the Company's business. As of September 29, 1998, there were 316 shareholders of record and approximately 3,300 beneficial shareholders.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

INTRODUCTION

    The Company commenced operations in 1981 with the opening of the first restaurant in Portland, Oregon. As of June 30, 1998 the Company owned and operated 13 restaurants. Four restaurants were closed in fiscal 1997 and two restaurants were closed in fiscal 1998. The closing of restaurants affects the comparability of results of operations from period to period.

    The company prepares statements of operations for 13 periods each year. The first fiscal quarter, generally consisting of the months of July through mid-October, includes four periods (sixteen weeks) and each of the following three-quarters includes three such periods (twelve or thirteen weeks). Because of the longer first fiscal quarter and the seasonality of its business, the Company's sales and operating income are typically highest in the first fiscal quarter. The Company's fiscal year ends on the Tuesday closest to June 30: June 30, 1998 for fiscal 1998. Fiscal 1997 and fiscal 1998 were both 52-week periods.

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

RESULTS OF OPERATIONS

    The following is a discussion of the results of operations for fiscal 1998 and fiscal 1997. The Statement of Operations table sets forth the percentage relationship to net sales, unless otherwise indicated, of certain statement of operations data. The Restaurant Operating Data table sets forth certain restaurant data for the periods indicated.

                          STATEMENT OF OPERATIONS DATA

                                                                                                       YEAR ENDED
                                                                                                ------------------------
                                                                                                 JUNE 30,     JULY 01,
                                                                                                   1998         1997
                                                                                                -----------  -----------
Sales
  Restaurant sales............................................................................          98%         100%
  Retail sales................................................................................           2%
                                                                                                     -----        -----
                                                                                                       100%         100%
Restaurant operating costs:
  Food, beverage and packaging costs..........................................................        32.2         30.8
  Restaurant labor............................................................................        35.4         35.3
  Other restaurant operating, expenses........................................................        20.2         24.3

Retail operating costs:
  Food, beverage and packaging costs..........................................................         1.5       --
  Other operating expenses....................................................................         3.1       --
  Depreciation and amortization...............................................................         3.6          4.9
  General and administrative and restructuring expenses.......................................        21.1         38.4
                                                                                                     -----        -----
    Total operating costs and expenses........................................................       115.5        133.7
                                                                                                     -----        -----
Operating loss................................................................................       (15.5)       (33.7)
Other income (expense)
  Interest income.............................................................................         0.8          1.9
  Interest expense............................................................................      --           --
  Other expense...............................................................................         0.7         (1.0)
                                                                                                     -----        -----
Net loss......................................................................................       (14.0)       (32.8)
                                                                                                     -----        -----
                                                                                                     -----        -----

                           RESTAURANT OPERATING DATA

                                                                                                   FISCAL YEAR ENDED
                                                                                                ------------------------
                                                                                                 JUNE 30,     JULY 01,
                                                                                                   1998         1997
                                                                                                -----------  -----------
Number of restaurants:
  Open at the beginning of the period.........................................................          15           19
  Opened during the period....................................................................      --           --
  Closed during the period....................................................................          (2)          (4)
                                                                                                       ---          ---
  Open at the end of period...................................................................          13           15
                                                                                                       ---          ---
                                                                                                       ---          ---

FISCAL 1998 COMPARED TO FISCAL 1997

    SALES, RESTAURANTS. Net restaurant sales decreased 22% to $5.9 million in fiscal 1998 from $7.6 million in fiscal 1997. There were 13 restaurants operating at the end of fiscal 1998 compared to 15 restaurants operating in fiscal 1997. Same store sales decreased 20.66% in fiscal 1998, compared to fiscal 1997. In fiscal 1998 the Company closed two restaurants in the state of Washington and Oregon due to slowing sales.

    SALES RETAIL. The retail division was newly formed in the 3rd quarter of fiscal 1998 and therefore no comparable sales are available. However, the net sales for retail were $108,000, 2% of total sales.

COSTS AND EXPENSES.

RESTAURANT OPERATING COSTS.

    Food, beverage and packaging costs decreased 19% to $1.9 million in fiscal 1998 from $2.3 million in fiscal 1997, and increased as a percentage of net sales to 32% in fiscal 1998 from 31% in fiscal 1997. These costs decreased as a result of decreased sales due to fewer stores open in fiscal 1998, but increased as a percentage of sales as a result of higher food cost for the new items added to Company's menu.

    Restaurant labor expenses consist primarily of restaurant management and hourly employee wages, payroll taxes, worker's compensation and group insurance. Labor expenses decreased 22% to $2.1 million in fiscal 1998 from $2.7 million in fiscal 1997. The decreases were due to efficiencies in operations and improved staff management. The Company's current stores are located in the Portland, Oregon metropolitan area where unemployment is low, which has the effect of increasing wage levels required to attract and retain qualified employees.

    Other restaurant operating expenses consist primarily of rent, utilities and miscellaneous supplies and services. Other restaurant operating expenses decreased 35% to $1.2 million in fiscal 1998 from $1.8 million in fiscal 1997, and decreased as a percentage of net sales to 20.2% in fiscal 1998 from 24.3% in fiscal 1997. The decrease is primarily due to efficiencies in operating systems and management. The Company is aggressively managing store level expenses while at the same time improving the level of customer service to our patrons.

RETAIL OPERATING COSTS

    Food, beverage and packaging. The retail division was newly formed in the 3rd quarter of the 1998 fiscal year and therefore no comparable costs are available. However, the food, beverage and packaging costs for retail were $90,257, 83% of total retail sales. These high percentages of costs are primarily due to launching the retail division in fiscal 1998.

    Other operating expenses. The retail division was newly formed in the 3rd quarter of the 1998 fiscal year and therefore no comparable costs are available. However, other operating expenses for retail were $183,335, 169% of total retail sales. This high percentage of costs is primarily due to one-time set-up expenses of retail division that was launched in fiscal 1998.

    The Company incurred expenses of approximately $25,000 in the second quarter of fiscal 1998 related to the start-up of retail operations, which primarily consisted of recipe development and sales related activities. The Company, as originally planned, launched its first retail contract in third quarter of fiscal 1998. The Company initially supplied local Costco's with the Company's Brand Retail products in the third quarter of fiscal 1998. Additionally the Company began to supply burritos to Oregon school lunch program beginning with the Beaverton, Oregon school district. The Company expanded its retail operation in fourth quarter of fiscal 1998. There is no assurance that the Company will be successful in attaining or sustaining a level of retail sales sufficient to cover the expenses related to such sales

OTHER COSTS

    Depreciation and amortization expenses decreased 42% to $215,932 in fiscal 1998 from $374,000 in fiscal 1997, and decrease as a percentage of net sales to 3.6% in fiscal 1998 from 4.9% in fiscal 1997. In the fourth quarter of fiscal 1997 the company wrote down closed and existing restaurant assets to their estimated fair market values in accordance with the adoption of Statement of Financial Accounting Standards No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF" (SFAS No. 121), thereby decreasing the amount of future related depreciation expense.

    General and administrative expenses decreased 45% to $1.3 million in fiscal 1998 from $2.3 million in fiscal 1997, a decrease as a percentage of sales to 21.1% in fiscal 1998 from 30.6% in fiscal 1997. The decreases were primarily attributable to the reduction in the number of general and administrative employees, reduction in corporate spending and increased corporate operating efficiencies.

INCOME TAXES

    The Company is in a net deferred tax position and has generated a net operating loss in fiscal 1998. Accordingly, no provision for income taxes has been recorded in the accompanying statements of operations. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

ITEM 7.  FINANCIAL STATEMENTS

    The financial statements required by this item are included on pages F-1 to F-13 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

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

    Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 1997 annual meeting of shareholders and is incorporated herein by reference.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to security ownership of certain beneficial owners and management is included under "Social Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 1997 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

ITEM 12.  CERAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

   EXHIBIT
    NUMBER   DESCRIPTION
-----------  ----------------------------------------------------------------------------------------------
       3.1   Third Restated Articles of Incorporation(3)

       3.2   Bylaws(2)

         4   See Article II of Exhibit 3.1 and Articles I and IV of Exhibit 3.2

      10.1   Amended and Restated 1986 Stock Incentive Plan(2)*

      10.2   Forms of Incentive Stock Options Agreement(2)*

      10.3   Forms of Nonqualified Stock Option Agreement(2)*

      10.4   1996 Stock Incentive Plan(4)*

      10.5   Form of Incentive Stock Option Agreement(2)*

      10.6   Forms of Nonqualified Stock Option Agreement(2)*

      10.7   Employment Agreement between the Company and Scott Fisher(2)*

        23   Consent of PricewaterhouseCoopers LLP(1)

        27   Financial Data Schedule(1)

------------------------

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

(4) Incorporated by reference to Exhibit to the Proxy Statement for the Company's 1996 Annual Meeting.

    (b) Reports on Form 8-L

        No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of October 1998.

                                MACHEEZMO MOUSE RESTAURANTS, INC.

                                By:            /s/ WILLIAM S. WARREN
                                     -----------------------------------------
                                                 William S. Warren
                                        PRESIDENT, CHIEF EXECUTIVE OFFICER,
                                       CHAIRMAN OF THE BOARD OF DIRECTORS AND
                                                     SECRETARY

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on the 12th day of October 1998.

                      SIGNATURE                                                   TITLE
------------------------------------------------------  ---------------------------------------------------------

                                                        President, Chief Executive Officer
                /s/ WILLIAM S. WARREN                   Chairman of the Board of Directors and Secretary
     -------------------------------------------        (Principal Executive Officer)
                  William S. Warren                     (Principal Financial and Accounting Officer)

                  /s/ DARA DEJBAKHSH
     -------------------------------------------        Director
                    Dara Dejbakhsh

                 /s/ JACK B. SCHWARTZ
     -------------------------------------------        Director
                   Jack B. Schwartz

                       MACHEEZMO MOUSE RESTAURANTS, INC.

                              FINANCIAL STATEMENTS

                                 JUNE 30, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Macheezmo Mouse Restaurants, Inc.

    We have audited the accompanying balance sheet of Macheezmo Mouse Restaurants, Inc. as of June 30, 1998, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Macheezmo Mouse Restaurants, Inc. as of June 30, 1998 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

                                             CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
August 21, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Macheezmo Mouse Restaurants, Inc.

    In our opinion, the accompanying statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the results of its operations and its cash flows of Macheezmo Mouse Restaurants, Inc. for the year ended July 1, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the financial statements of Macheezmo Mouse Restaurants, Inc. for any period subsequent to July 1, 1997.

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Portland, Oregon
September 15, 1997

                       MACHEEZMO MOUSE RESTAURANTS, INC.

                                 BALANCE SHEET

                                                                                                     JUNE 30, 1998
                                                                                                     -------------
                                                      ASSETS

CURRENT ASSETS:
  Cash and cash equivalents........................................................................  $     341,363
  Short term investments in marketable securities..................................................        511,107
  Inventories......................................................................................        108,700
  Other............................................................................................         67,034
                                                                                                     -------------
    TOTAL CURRENT ASSETS...........................................................................      1,028,204

EQUIPMENT AND LEASEHOLD IMPROVEMENTS...............................................................        680,322

OTHER..............................................................................................         20,644
                                                                                                     -------------
                                                                                                     $   1,729,170
                                                                                                     -------------
                                                                                                     -------------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable.................................................................................  $     234,845
  Accrued wages and related expenses...............................................................        130,346
  Other accrued expenses...........................................................................         24,836
                                                                                                     -------------
    TOTAL CURRENT LIABILITIES......................................................................        390,027

DEFERRED RENT EXPENSE..............................................................................         79,654

OTHER..............................................................................................         45,000
                                                                                                     -------------
    TOTAL LIABILITIES..............................................................................        514,681
                                                                                                     -------------

COMMITMENTS AND CONTINGENCIES......................................................................       --

SHAREHOLDERS' EQUITY:
  Preferred stock--undesignated, 5,000,000 shares authorized, none issued and outstanding..........       --
  Common stock--no par value, 10,000,000 shares authorized, 3,985,630 shares issued and
    outstanding....................................................................................     10,177,756
  Accumulated deficit..............................................................................     (8,963,267)
                                                                                                     -------------
    TOTAL SHAREHOLDERS' EQUITY.....................................................................      1,214,489
                                                                                                     -------------
                                                                                                     $   1,729,170
                                                                                                     -------------
                                                                                                     -------------

   The accompanying notes are an integral part of these financial statements.

                       MACHEEZMO MOUSE RESTAURANTS, INC.

                            STATEMENTS OF OPERATIONS

                                                                                               YEAR ENDED
                                                                                      ----------------------------
                                                                                      JUNE 30, 1998  JULY 1, 1997
                                                                                      -------------  -------------
REVENUES:
  Restaurant operations.............................................................   $ 5,895,488   $   7,567,000
  Retail operations.................................................................       108,418        --
                                                                                      -------------  -------------
                                                                                         6,003,906       7,567,000
                                                                                      -------------  -------------

RESTAURANT OPERATING COSTS:
  Food, beverage and packaging......................................................     1,899,076       2,331,000
  Restaurant labor..................................................................     2,089,230       2,672,000
  Other restaurant operating expenses...............................................     1,193,302       1,836,000
                                                                                      -------------  -------------
                                                                                         5,181,608       6,839,000
                                                                                      -------------  -------------

RETAIL OPERATING COSTS:
  Food, beverage and packaging......................................................        90,257        --
  Other operating expenses..........................................................       183,335        --
                                                                                      -------------  -------------
                                                                                           273,592        --
                                                                                      -------------  -------------

DEPRECIATION AND AMORTIZATION.......................................................       215,932         374,000

GENERAL AND ADMINISTRATIVE..........................................................     1,265,212       2,314,000

RESTRUCTURING EXPENSE...............................................................       --              593,000
                                                                                      -------------  -------------
                                                                                         6,936,344      10,120,000
                                                                                      -------------  -------------

LOSS FROM OPERATIONS................................................................      (932,438)     (2,553,000)
                                                                                      -------------  -------------

OTHER INCOME (EXPENSE):
  Interest..........................................................................        50,588         144,000
  Other.............................................................................        43,290         (72,000)
                                                                                      -------------  -------------
                                                                                            93,878          72,000
                                                                                      -------------  -------------

NET LOSS............................................................................   $  (838,560)  $  (2,481,000)
                                                                                      -------------  -------------
                                                                                      -------------  -------------

BASIC AND DILUTED NET LOSS PER COMMON SHARE.........................................   $     (0.21)  $       (0.62)
                                                                                      -------------  -------------
                                                                                      -------------  -------------

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING..............     3,985,630       3,979,000
                                                                                      -------------  -------------
                                                                                      -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                       MACHEEZMO MOUSE RESTAURANTS, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                COMMON STOCK
                                                          -------------------------   ACCUMULATED
                                                            SHARES       AMOUNT         DEFICIT         TOTAL
                                                          ----------  -------------  -------------  -------------
BALANCE, JULY 2, 1996...................................   3,920,479  $  10,145,180  $  (5,643,707) $   4,501,473

STOCK OPTIONS EXERCISED.................................      65,151         32,576       --               32,576

NET LOSS................................................      --           --           (2,481,000)    (2,481,000)
                                                          ----------  -------------  -------------  -------------

BALANCE, JULY 1, 1997...................................   3,985,630     10,177,756     (8,124,707)     2,053,049

NET LOSS................................................      --           --             (838,560)      (838,560)
                                                          ----------  -------------  -------------  -------------

BALANCE, JUNE 30, 1998..................................   3,985,630  $  10,177,756  $  (8,963,267) $   1,214,489
                                                          ----------  -------------  -------------  -------------
                                                          ----------  -------------  -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                       MACHEEZMO MOUSE RESTAURANTS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                               YEAR ENDED
                                                                                      ----------------------------
                                                                                      JUNE 30, 1998  JULY 1, 1997
                                                                                      -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..........................................................................   $  (838,560)  $  (2,481,000)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Restructuring expense...........................................................       --              614,000
    Depreciation and amortization...................................................       215,932         374,000
    Loss on disposal of equipment...................................................       --               71,000
    Discount amortization on investments............................................       --              (15,000)
    (Increase) decrease in assets:
      Inventories...................................................................       (10,700)         44,000
      Non-trade receivables.........................................................       --              (69,000)
      Other current assets..........................................................        58,966         107,000
    Increase (decrease) in liabilities:
      Accounts payable..............................................................       (93,595)        (12,000)
      Accrued expenses..............................................................       (55,818)         22,000
      Deferred rent.................................................................       (14,352)        (49,000)
      Other liabilities.............................................................        15,000          30,000
      Restructuring reserve.........................................................      (153,997)        (76,000)
                                                                                      -------------  -------------
    Net cash used by operating activities...........................................      (877,124)     (1,440,000)
                                                                                      -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment.............................................       (88,677)       (291,000)
  Purchase of marketable securities.................................................      (513,192)     (1,967,000)
  Sale of marketable securities.....................................................       498,000       3,475,000
  Decrease in other assets..........................................................        16,356           8,000
                                                                                      -------------  -------------
    Net cash (used) provided by investing activities................................       (87,513)      1,225,000
                                                                                      -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options...........................................       --               33,000
                                                                                      -------------  -------------
    Net cash provided by financing activities.......................................       --               33,000
                                                                                      -------------  -------------
Net decrease in cash................................................................      (964,637)       (182,000)
Cash and cash equivalents, beginning of year........................................     1,306,000       1,488,000
                                                                                      -------------  -------------
Cash and cash equivalents, end of year..............................................   $   341,363   $   1,306,000
                                                                                      -------------  -------------
                                                                                      -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                       MACHEEZMO MOUSE RESTAURANTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1998

NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    DESCRIPTION OF BUSINESS

    Macheezmo Mouse Restaurants, Inc. (the "Company") operates a quick service Mexican-style restaurant chain in Oregon and Washington. The Company's fiscal year ends on the Tuesday nearest June 30th and comprises fifty-two or fifty-three weeks. Fiscal years 1998 and 1997 were both fifty-two week periods. During fiscal 1998, the Company began retail operations, offering fresh and frozen Mexican-style products for retail and wholesale stores in the Northwest.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash on hand and on deposit and highly liquid investments purchased with an original maturity of three months or less. Balances in bank accounts may, from time to time, exceed federally insured limits.

    SHORT-TERM INVESTMENTS IN MARKETABLE SECURITIES

    Marketable securities consist primarily of government and corporate securities. The Company accounts for its marketable securities in accordance with Statement of financial Accounting Standards (SFAS) No.115 "Accounting for Certain Investments in Debt and Equity Securities." The Company's marketable securities are classified as "available for sale" at June 30, 1998.

    INVENTORIES

    Inventories consist of food, beverages and paper supplies and are stated at the lower of cost (determined on the first-in-first-out method) or market.

    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Equipment and leasehold improvements are recorded at cost and depreciated over their estimated useful lives, generally five to seven years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the related asset or the respective lease term. All of the Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recovered. If the sum of the expected future cash flows is less than the carrying amount of the asset, a loss is recognized.

    DEFERRED RENT

    Rent expense on operating leases with scheduled rent increases is expensed on the straight-line basis over the lease terms. Deferred rent represents the difference between rent charged to expense and the rent payable under the lease agreements.

                       MACHEEZMO MOUSE RESTAURANTS, INC.

                                 JUNE 30, 1998

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INCOME TAXES

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to the difference between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

    PRE-OPENING EXPENSES

    Costs incurred in connection with the opening of new restaurants are expensed as incurred.

    ADVERTISING COSTS

    Advertising costs are deferred and expensed the first time the advertisement takes place. Advertising expense was $42,339 in 1998 and $487,843 in 1997.

    STOCK-BASED COMPENSATION

    The Company accounts for compensation costs related to employee stock options and other forms of employee stock-based compensation plans in accordance with the requirements of Accounting Principles Board Opinion 25 ("APB 25"). APB 25 requires compensation costs for stock based compensation plans to be recognized based on the difference, if any, between the fair market value of the stock on the date of the grant and the option exercise price. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 established a fair value-based method of accounting for compensation costs related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. Options granted to non-employees are recognized at their estimated fair value at the date of grant.

    BASIC AND DILUTED NET LOSS PER SHARE

    Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings per Share ("SFAS 128"), which superseded Accounting Principles Board Opinion 15 ("APB 15"). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

                       MACHEEZMO MOUSE RESTAURANTS, INC.

                                 JUNE 30, 1998

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RECLASSIFICATIONS

    Reclassifications of certain prior period balances have been made to conform with the current presentation.

NOTE 2.  SHORT-TERM INVESTMENTS IN MARKETABLE SECURITIES

                                                                                 JUNE 30, 1998
                                                                                 -------------
Fair market value..............................................................   $   511,107
                                                                                 -------------
                                                                                 -------------
Cost:
  Money market account.........................................................   $    13,592
  Mutual funds.................................................................       500,000
                                                                                 -------------
                                                                                  $   513,592
                                                                                 -------------
                                                                                 -------------

NOTE 3.  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                                                                 JUNE 30, 1998
                                                                                 -------------
Equipment......................................................................   $   693,179
Leasehold improvements.........................................................       753,913
                                                                                 -------------
                                                                                    1,447,092
Less accumulated depreciation and amortization.................................      (766,770)
                                                                                 -------------
                                                                                  $   680,322
                                                                                 -------------
                                                                                 -------------

NOTE 4.  COMMITMENTS

    The Company leases restaurant and office facilities under several operating leases expiring through 2006. Most leases contain renewal options of five years. As of June 30, 1998, future minimum payments under non-cancelable operating leases with terms in excess of one year are as follows:

FISCAL YEAR
--------------------------------------------------------------------------------
1999............................................................................  $    588,253
2000............................................................................       476,177
2001............................................................................       415,425
2002............................................................................       394,361
2003............................................................................       361,227
Thereafter......................................................................       416,813
                                                                                  ------------
                                                                                  $  2,652,256
                                                                                  ------------
                                                                                  ------------

    Minimum rent expense under operating leases aggregated $592,000 and $724,000 in fiscal 1998 and 1997, respectively, not including contingent rentals determined as a percentage of food and beverage sales

                       MACHEEZMO MOUSE RESTAURANTS, INC.

                                 JUNE 30, 1998

NOTE 4.  COMMITMENTS (CONTINUED)
approximating $166,000 and $155,000 for fiscal 1998 and 1997, respectively. Total rent expense is included in other restaurant operating expenses in the accompanying statements of operations.

NOTE 5.  INCOME TAXES

    Net deferred tax assets consist of:

                                                                                 JUNE 30, 1998
                                                                                 -------------
Net operating loss carryforward................................................  $   1,512,000
Deferred rent..................................................................         28,000
Alternative minimum tax credit carryforward....................................         71,000
Depreciation...................................................................        691,000
Tax credits....................................................................          9,000
                                                                                 -------------
                                                                                     2,311,000
Deferred tax asset valuation allowance.........................................     (2,311,000)
                                                                                 -------------
Net deferred tax assets........................................................  $    --
                                                                                 -------------
                                                                                 -------------

    A valuation allowance has been recognized for 1998 to offset the related deferred tax assets due to the uncertainty of realizing any benefit therefrom. During 1998, no changes occurred in the conclusions regarding the need for a 100% valuation allowance in all tax jurisdictions.

    At June 30, 1998, the Company had available net operating loss carryforwards for federal tax purposes of approximately $4,450,000 which, if unused to offset future taxable income, will expire in the years through 2013. Additionally, the Company has available an alternative minimum tax credit carryforward of approximately $71,000 which is available to reduce future federal income taxes.

    A reconciliation between the actual income tax benefit and federal statutory rate follows:

                                                                                        YEAR ENDED
                                                                              ------------------------------
                                                                               JUNE 30, 1998   JULY 1, 1997
                                                                              ---------------  -------------
Statutory federal tax rate..................................................         (34.0)%         (34.0)%
State taxes.................................................................          (4.4)%          (4.4)%
Net operating losses........................................................          38.8%           34.8%
Other.......................................................................           0.0%            3.6%
                                                                                     -----           -----
                                                                                       0.0%            0.0%
                                                                                     -----           -----
                                                                                     -----           -----

NOTE 6.  RESTRUCTURING EXPENSE

    In 1997, after an analysis of the sales potential and operating economics of each of its restaurants, the Company developed a restructuring plan to help restore profitability. Under the plan, the company closed four of its restaurants and recorded a partial write-down of operating restaurant assets to their estimated fair market value. The Company based its analysis on Statement of Financial Accounting Standards

                       MACHEEZMO MOUSE RESTAURANTS, INC.

                                 JUNE 30, 1998

NOTE 6.  RESTRUCTURING EXPENSE (CONTINUED)
No. 121, (SFAS 121) "Accounting for the Impairment of Long-Lived Asset and for Long-Lived Assets to be Disposed Of" which established standards to identify and measure impairment of long-lived assets.

    In fiscal 1997 the Company recorded a $614,000 non-cash charge for the write-down of restaurant assets to fair market value. Fair market value for the write-down of assets was estimated based on the appraised value of impaired long-lived assets and the present value of expected future cash flows.

    The following sets forth the components of the Company's restructuring expenses:

                                                                                   YEAR ENDED
                                                                                     JULY 1,
                                                                                      1997
                                                                                   -----------
Restaurant closures:
  Write down of restaurant assets to estimated fair market value.................   $ 189,000
  Estimated costs associated with restaurant closures and settlement of lease
    obligations..................................................................     114,000
  Recovery of lease obligation costs.............................................    (135,000)
                                                                                   -----------
                                                                                      168,000
Operating restaurants:
  Write-down of assets to estimated fair market value............................     425,000
                                                                                   -----------
                                                                                    $ 593,000
                                                                                   -----------
                                                                                   -----------

    For fiscal 1997 the four closed restaurants had sales of $1,232,000 and expenses of $1,341,000 for a net operating loss of $109,000.

    In fiscal 1998 the Company closed two additional restaurants, when each restaurant reached the end of its lease. No additional write downs of restaurant assets to fair value or restructuring expenses were necessary. For fiscal 1998, these restaurants had sales of $83,000 and expenses of $126,000 for a net operating loss of $43,000.

NOTE 7.  STOCK OPTIONS

    In September 1996, the shareholders of the Company approved the 1996 Stock Incentive Plan (the 1996 Plan) which provides for the award of incentive stock options to key employees and the award of non-qualified stock options, stock appreciation rights (SAR's), cash bonus rights, performance units and other incentive grants to employees, independent contractors and consultants. A total of 250,000 were reserved for issuance under the 1996 Plan. The exercise price and term for non-statutory stock options may be established by the Board of Directors at the date of grant but in no case will the exercise price be less than 85% of the fair market value. To date, all options have been granted at the fair market value of the underlying stock at the date of grant. Options generally vest over a five year period. The 1996 Plan provides for automatic option grants to non-employee directors of the company of 25,000 shares of the Company's common stock at the time first elected to the board.

    The 1996 Plan will continue in effect until all shares available for issuance under the 1996 Plan have been issued and all restrictions on such shares have lapsed. The board of Directors of the Company may suspend or terminated the 1996 Plan at any time except with respect to options, stock appreciation rights, performance units and shares subject to restrictions then outstanding under the 1996 Plan. As of June 30,

                       MACHEEZMO MOUSE RESTAURANTS, INC.

                                 JUNE 30, 1998

NOTE 7.  STOCK OPTIONS (CONTINUED)
1998, no SAR's, stock bonus awards, cash bonus rights, performance units or restricted stock awards had been granted by the Company under the 1996 Plan.

    A summary of stock option activity under the Company's stock incentive plan follows:

                                                   WEIGHTED
                                     NUMBER OF   AVERAGE PRICE
                                      SHARES       PER SHARE
                                     ---------  ---------------
Balance at July 2, 1996............    202,353       $1.85
  Granted..........................    295,000        1.32
  Exercised........................    (65,151)       0.51
  Canceled.........................   (236,970)       2.40
                                     ---------       -----
Balance at July 1, 1997............    195,232        0.88
  Granted..........................     57,000        0.50
  Exercised........................     --          --
  Canceled.........................    (25,400)       1.39
                                     ---------       -----
Balance at June 30, 1998...........    226,832       $0.75
                                     ---------       -----
                                     ---------       -----
Options exercisable at June 30,
  1998.............................    188,091       $0.73
                                     ---------       -----
                                     ---------       -----

    The following table summarizes information about stock options outstanding at June 30, 1998:

                        OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
               -------------------------------------   ----------------------
                               WEIGHTED
                               AVERAGE      WEIGHTED                 WEIGHTED
                              REMAINING     AVERAGE                  AVERAGE
   EXERCISE      NUMBER      CONTRACTUAL    EXERCISE     NUMBER      EXERCISE
     PRICE     OUTSTANDING   LIFE (YEARS)    PRICE     EXERCISABLE    PRICE
  -----------  -----------   ------------   --------   -----------   --------
  $.50 - $.75    192,000          1.3        $0.51       153,916      $0.60
     1.25         25,000          1.7         1.25        25,000       1.25
     2.00          6,832          0.5         2.00         6,832       2.00
     3.50          3,000          2.3         3.50         2,343       3.50
               -----------        ---       --------   -----------   --------
                 226,832          1.5        $0.75       188,091      $0.73
               -----------        ---       --------   -----------   --------
               -----------        ---       --------   -----------   --------

    SFAS 123 encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock; however, the Company has computed, for pro forma purposes, the value of all stock options granted during fiscal

                       MACHEEZMO MOUSE RESTAURANTS, INC.

                                 JUNE 30, 1998

NOTE 7.  STOCK OPTIONS (CONTINUED)
years 1998 and 1997 using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions:

                                                                          YEAR ENDED
                                                                 -----------------------------
                                                                 JUNE 30, 1998   JULY 1, 1997
                                                                 -------------  --------------
Risk-free interest rate........................................      6.00%        5.9 - 6.7%
Expected dividend yield........................................       0%              0%
Expected lives.................................................     3 years        3 years
Expected volatility............................................       70%        71.0 - 79.6%

    Using the Black-Scholes methodology, the total value of stock options granted during fiscal years 1998 and 1997 were determined to have an immaterial effect on the results of operations for fiscal 1998 and 1997.

NOTE 8.  BASIC AND DILUTED NET LOSS PER SHARE

    The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                                       1998          1997
                                                                   ------------  -------------
BASIC AND DILUTED EARNINGS PER SHARE:
  NUMERATOR
      Net loss...................................................  $   (838,560) $  (2,481,000)
                                                                   ------------  -------------
                                                                   ------------  -------------
  DENOMINATOR
    Basic weighted average number of common shares outstanding
      during the period..........................................     3,985,630      3,979,000
                                                                   ------------  -------------
Basic net loss per share.........................................  $      (0.21) $       (0.62)
                                                                   ------------  -------------
                                                                   ------------  -------------
Incremental common shares (not included in denominator of diluted earnings per share calculation due to their antidilutive
  nature) attributable to exercise of:
    Outstanding options..........................................       188,091        195,232
                                                                   ------------  -------------
                                                                   ------------  -------------

NOTE 9.  RECENT PRONOUNCEMENTS

    In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income", which established standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal

                       MACHEEZMO MOUSE RESTAURANTS, INC.

                                 JUNE 30, 1998

NOTE 9.  RECENT PRONOUNCEMENTS (CONTINUED)
years beginning after December 15, 1997. Management has determined that the adoption of SFAS 130 will not have a material impact on the Company's financial position or results of operations.

    In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", which established standards for public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 requires, among other items, that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the revenues derived from the enterprise's products or services and major customers. SFAS 131 also requires that the enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is required to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. Management has determined that the adoption of SFAS 131 will not have a material impact on the Company's financial reporting.