Form 10QSB
period 1998-10-20
MACHEEZMO MOUSE RESTAURANTS INC
filed 1998-12-09
CIK 928065

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549

                                    FORM 10-QSB



             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended October 20, 1998


                                         OR


          [   ] TRANSITION RPEORT PURSUANT TO SECTION 13 OR 15(D)  OF THE
                          SECURITIES EXCHANGE ACT OF 1934
         For the transition period from    __________       to   __________



                           Commission file number 0-24788



                         MACHEEZMOO MOUSE RESUARANTS, INC.

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


Number of shares of Common Stock outstanding at October 20, 1998: 3,985,630

Transitional Small Business Disclosure Format: Yes __ No X

                          MACHEEZMO MOUSE RESTAURANTS, INC
                                    FORM 10-QSB
                                       INDEX


                            PART 1 - FINANCIAL INFORMATION


                                                                         PAGE
                                                                         ----
Item 1.        Financial Statements

               Balance Sheets - October 20, 1998 and June 30, 1998         2

               Statements of Operations - Sixteen Weeks Ended
               October 20, 1998 and October 21, 1997.                      3



               Statements of Cash  Flows - Sixteen Weeks Ended
               October 20, 1998 and October 21, 1997                       4


               Notes to Financial Statements                               5


Item 2.        Management's Discussion and Analysis or Plan of Operation   5



                             PART II - OTHER INFORMATION



Item 4.        Submission of Matters to a Vote of Security Holders         9


Item 6.        Exhibits and Reports on Form 8 - K                         10



                         MACHEEZMO MOUSE RESTAURANTS, INC.
                                   BALANCE SHEETS
                                   (IN THOUSANDS)


                                                               OCTOBER 20  JUNE  30,
                                                                 1998         1998
                                                              (UNAUDITED)  (AUDITED)
                                                              -----------  ---------
                  ASSETS


Current assets
     Cash and cash equivalents                                 $   136      $   341
     Short-term investments in marketable securities               511          511
     Inventories of food and paper                                 153          109
     Non-trade receivables                                           3           27
     Trade receivables                                             143            -
     Other current assets                                           53           40
                                                              -----------  ---------
            Total current assets                                   999        1,028

Property and equipment, net of accumulated
    depreciation and amortization of $818 at
    October 20, 1998 and $767 at June 30, 1998                     658          680
Other assets                                                        20           21
                                                              -----------  ---------
                                                               $ 1,677      $ 1,729
                                                              -----------  ---------
                                                              -----------  ---------

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable                                          $   285      $   173
     Accrued payroll and payroll related expenses                   95          127
     Accrued expenses and other current liabilities                 40           90
                                                                     -            -
                                                              -----------  ---------
            Total current liabilities                              420          390

Other deferred liabilities
     Deferred rent expense                                          75           79
     Other liabilities                                              45           45
                                                              -----------  ---------
            Total liabilities                                      540          514

Shareholders' equity
     Preferred stock, undesignated, 5000 shares
       authorized, none issued                                                 -
     Common stock, 10,000 shares
       authorized, 3,986 shares issued and outstanding          10,178       10,178
     Accumulated deficit                                        (9,041)      (8,963)
                                                              -----------  ---------
            Total shareholders' equity                           1,137        1,215
                                                              -----------  ---------
                                                               $ 1,677      $ 1,729
                                                              -----------  ---------
                                                              -----------  ---------

      The accompanying notes are an integral part of these financial statements.

                         MACHEEZMO MOUSE RESTAURANTS, INC.
                              STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)






                                                         SIXTEEN WEEKS ENDED
                                                      --------------------------
                                                      October 20,   October 21,
                                                         1998           1997
                                                      ------------- ------------
Revenues:
     Restaurant operations                              $  1,672      $    1,913
     Retail operations                                  $    197      $        -
                                                      ------------- ------------
                                                        $  1,869      $    1,913

Restaurant operating costs:
     Food, beverage and packaging costs                      488             679
     Restaurant labor                                        593             683
     Other restaurant operating expenses                     404             421

Retail operating costs:
     Food, beverage and packaging costs                       89               -
     Other operating expenses                                 12               -

Depreciation and amortization                                 51              62
General and administrative expenses                          310             422
                                                      ------------- ------------
       Total operating costs and expenses                  1,947           2,267
                                                      ------------- ------------

Operating loss                                          $    (78)     $     (354)


Other income (expense)
     Interest income                                           -              25
     Interest expense                                          -               -
     Other                                                     -               -
                                                      ------------- ------------

Net loss                                                $    (78)     $     (329)
                                                      ------------- ------------
                                                      ------------- ------------

Basic and diluted loss per common share                 $  (0.02)     $    (0.08)
                                                      ------------- ------------
                                                      ------------- ------------

Basic and Diluted weighted average
number of Common shares outstanding                        3,985           3,985
                                                      ------------- ------------
                                                      ------------- ------------

      The accompanying notes are an integral part of these financial statements.

                         MACHEEZMO MOUSE RESTAURANTS, INC.
                              STATEMENT OF CASH FLOWS
                                   (IN THOUSANDS)





                                                                  OCTOBER 20,   OCTOBER 21,
                                                                    1998           1997
                                                                  (UNAUDITED)
                                                                  ------------- ------------
Cash flows from operating activities:
     Net loss                                                       $  (78)      $    (329)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
       Depreciation and amortization                                    51              62
       Net changes in operating assets and liabilities:
          Inventories                                                  (44)              5
          Non-trade receivables                                         24              70
          Trade receivables                                           (143)              -
          Other current assets                                         (13)            (46)
          Accounts payable, accrued payroll and expenses,
             deferred rent and other liabilities                        30            (173)
       Accrued restructuring expense                                     -            (131)
                                                                  ------------- ------------
       Net cash used in operating activities                          (173)           (542)
                                                                  ------------- ------------

Cash flows from investing activities:
     Acquisition of property and equipment                             (29)            (19)
     Purchase of marketable securities                                (511)
     Proceeds from maturity of marketable securities                   509             249
     Increase (decrease) in other assets                                (1)              4
                                                                  ------------- ------------
     Net cash (used in) provided by investing activities               (32)            234
                                                                  ------------- ------------

Cash flows from financing activities:
     Net cash provided by financing activities                           -               -
                                                                  ------------- ------------

Net decrease in cash and cash equivalents                             (205)           (308)

Cash and cash equivalents at beginning of period                        341          1,306
                                                                  ------------- ------------

Cash and cash equivalents at end of period                          $  136       $  998.00
                                                                  ------------- ------------
                                                                  ------------- ------------



      The accompanying notes are an integral part of these financial statements.

MACHEEZMO MOUSE RESTAURANTS, INC
NOTES TO FINANCIAL STATEMENTS
(IN THOUSANDS)



1. BASIS OF PRESENTATION


The accompanying unaudited financial statements as of and for the Sixteen weeks ended October 20, 1998 and October 21, 1997 have been prepared in conformity with generally accepted accounting principles. The financial information as of June 30. 1998 is derived from the Macheezmo Mouse Restaurants, Inc. (the "Company") financial statements included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998 (fiscal 1998). Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudtied financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentations of the results of the interim period presented. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements for fiscal 1998, as included in the Company's Annual Report on Form 10-KSB for the year then ended. Operating results for the sixteen weeks ended October 20, 1998 and October 21, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 1999 (fiscal 1999), or any portion thereof.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

INTRODUCTION

The Company commenced operations in 1981 with the opening of the first restaurant in Portland, Oregon. As of October 20, 1998 the Company owned and operated 13 restaurants. Four restaurants were closed in Fiscal 1997 and one restaurant was closed in the first quarter of fiscal 1998. In February 1998 the Company closed one additional restaurant in Portland, Oregon. The closing of restaurants affects the comparability of results of operations from period to period.

The company prepares statements of operations for 13 periods each year. The first fiscal quarter, generally consisting of the months of July through mid-October, includes four periods (sixteen weeks)and each of the following three-quarters includes three such periods (twelve or thirteen weeks). Because of the longer first fiscal quarter and the seasonality of its business, the Company's sales and operating income are typically highest in the first fiscal quarter. The Company's fiscal year ends on the Tuesday closet to June 30; June 29, 1999 for fiscal 1999. Fiscal 1998 was a 52-week period and fiscal 1999 will also be a 52- week period.


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


FORWARD - LOOKING INFORMATION.


The statements concerning expected future financing requirements, cost reduction and retail activities and the Year 2000 issue constitutes forward-looking statements that are subject to risks and uncertainties. Factors that could materially affect future financing in the event of lower than expected retail and restaurant sales, increased competitive factors ( including increased competition, new product offerings by competitors and price pressures), in sales volume, changes in menu offerings, a longer than expected period to achieve market acceptance of any new menu or retail offerings, a longer than expected period to achieve market acceptance of any new menu or retail offerings and difficulties implementing new menu and retail offerings, as well as unfavorable business conditions and disruptions in the restaurant industry and general economy. Factors that could adversely affect cost reduction and retail activities include, but are not limited to, the industry factors and general business conditions noted above. Factors that could materially impact the Year 2000 issue include, but are not limited to, unanticipated cost associated with any required modification to the Company's computer systems and associated software.

RESULTS OF OPERATIONS


The following is a discussion of the results of operations for the 16 weeks ended October 20, 1998 and October 21, 1997. The Statement of Operations table sets forth the percentage relationship to net sales, unless otherwise indicated, of certain statement of operations data. The table restaurant data for the periods indicated.

                             STATEMENT OF OPERATIONS DATA




                                                   SIXTEEN WEEKS ENDED
                                              -----------------------------
                                              October  20,     October  21,
                                                  1998             1997
                                              -------------   -------------
Revenues:
     Restaurant operations                            89.5%           100.0%
     Retail operations                                 10.5                0
                                              -------------   -------------
                                                      100.0            100.0

Restaurant operating costs:
     Food, beverage and packaging costs               26.1             35.5
     Restaurant labor                                 31.7             35.7
     Other restaurant operating, expenses             21.6             22.0


Retail operating costs:
     Food, beverage and packaging costs                4.8                -
     Other operating expenses                          0.7                -



Depreciation and amortization                          2.7              3.2
General and administrative expenses                   16.6             22.1
                                              -------------   -------------
       Total operating costs and expenses            104.2            118.5
                                              -------------   -------------

Operating loss                                        (4.2)           (18.5)

Other income (expense)
     Interest income                                     -              1.3
     Interest expense                                    -                -
     Other expense                                       -                -
                                              -------------   -------------

Net loss                                              (4.2)           (17.2)
                                              -------------   -------------
                                              -------------   -------------





                              RESTAURANT OPERATING DATA


                                                   FOR THE SIXTEEN WEEKS ENDED
                                             ----------------------------------
                                              OCTOBER 20,           OCTOBER 21,
                                                 1998                  1997
                                             ----------------     --------------
Number of restaurants:
       Open at the beginning of the period                13                 15
       Opened during the period                    -                  -
       Closed during the period                            -                 (1)
                                             ----------------     -------------
       Open at the end of period                          13                 14
                                             ----------------     -------------



SIXTEEN WEEKS ENDED OCTOBER 20, 1998 (FIRST QUARTER) COMPARED TO SIXTEEN WEEKS ENDED OCTOBER 21, 1997 (FIRST QUARTER)


SALES, RESTAURANTS. Restaurant sales decreased in the first quarter of fiscal 1999 in comparison to first quarter of fiscal 1998 . There were 13 restaurants operating at the end of the first quarter of 1999 compared to 14 restaurants operating in the same fiscal period of 1998. The Company managed to halt the precipitous same store sales decline that they had experienced in previous quarters.

SALES, RETAIL. The retail division was newly formed in the 3rd quarter of fiscal 1998 and therefore no comparable sales are available.


RESTAURANTS OPERATING COSTS


Food, beverage and packaging costs decreased 9.4% in the first quarter of fiscal 1999 in comparison to same quarter in fiscal 1998. The Company is aggressively managing its cost of sales and the purchasing relationships with our vendors. This aggressive management has resulted in greatly improved COS numbers.

Restaurant labor expenses consists primarily of restaurant management and hourly employee wages, payroll taxes, worker's compensation and group insurance. Labor expenses decreased 4% in the first quarter of fiscal 1999 in comparison to same quarter ending in fiscal 1998. The decreases were due to efficiencies in operations and salary and hourly management. As reflected in the management of COS, the Company is aggressively managing store level labor costs while at the same time improve the level of customer service for our patrons. The Company's current stores are located in the Portland, Oregon metropolitan area where unemployment is low, which has the effect of increasing wage levels required to attract and retain qualified employees.


Other restaurant operating expenses consist primarily of rent, utilities and miscellaneous supplies and services. Other restaurant operating expenses have decreased 0.4% in the first quarter of fiscal 1999 compared to first quarter of fiscal 1998 The decrease is primarily due to efficiencies in operating systems and management.


RETAIL OPERATING COSTS

Food, beverage and packaging. . The retail division was newly formed in the 3rd quarter of fiscal 1998 and therefore no comparable costs are available.

Other operating expenses. . The retail division was newly formed in the 3rd quarter of fiscal 1998 and therefore no comparable costs are available.

The Company incurred expenses of approximately $25,000 in the second quarter of fiscal 1998 related to the start-up of retail operations (Macheezmo Foods), which primarily consisted of recipe development, packaging development, and sales related activities. The Company, as originally planned, launched its first retail contract in third quarter of fiscal 1998 by selling fresh deli burrito's through local Costco's. In addition to Costco, the Company expanded its' retail operations in fourth quarter of fiscal 1998 by entering into contracts with Albertson's Groceries with frozen burritos and Alaska Airlines with and bulk breakfast and lunch burritos.

OTHER COSTS

Depreciation and amortization expenses decreased 0.5% in the first quarter in fiscal 1999 compared to first quarter ending in fiscal 1998. In the fourth quarter of both fiscal 1997 and 1996 the company wrote down closed and existing restaurant assets to their estimated fair market values in accordance with the adoption of Statement of Financial Accounting Standards No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF" (SFAS No. 121), thereby decreasing the amount of related Depreciation expenses.

General and administrative expenses decreased 5.5% in the first quarter ending in fiscal 1999 compared to fiscal 1998. The decreases were primarily attributable to the reduction in the number of general and administrative employees, reduction in corporate spending and increased corporate operating efficiencies.


INCOME TAXES

The Company is in a net deferred tax position and has generated 100% net operating losses in the current period. Accordingly, no provision for benefit from income taxes has been recorded in the accompanying statements of operations. The Company will continue to provide a valuation allowance for it's deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The exhibit filed as part of this report is listed below:

          Exhibit No.
          -----------
               27        Financial Date Schedule

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the sixteen weeks ended October 20, 1998.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    December 08th, 1998

                                   MACHEEZMO MOUSE RESTAURANTS, INC

                                   By:  /s/ WILLIAM S. WARREN
                                            President