Form 10QSB
period 1999-01-12
MACHEEZMO MOUSE RESTAURANTS INC
filed 1999-03-03
CIK 928065

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.   20549

                                    FORM 10-QSB


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended January 12, 1999

                                         OR

           [ ] TRANSITION RPEORT PURSUANT TO SECTION 13 OR 15(D)  OF THE
                          SECURITIES EXCHANGE ACT OF 1934
         For the transition period from    __________       to   __________


                           COMMISSION FILE NUMBER 0-24788


                         MACHEEZMOO MOUSE RESTAURANTS, INC.

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


Number of shares of Common Stock outstanding at January 12, 1999: 3,985,630

Transitional Small Business Disclosure Format: Yes     No  X
                                                   ---    ---

                          MACHEEZMO MOUSE RESTAURANTS, INC
                                    FORM 10-QSB
                                       INDEX


                         PART 1 - FINANCIAL INFORMATION

                                                                                           PAGE
Item 1.        Financial Statements

               Balance Sheets - January 12, 1999 and June 30, 1998                            2

               Statements of Operations - Twelve Weeks and Twenty-Eight Weeks
               Ended  January 12, 1999 and January 13, 1998.                                  3

               Statements of Cash  Flows - Twenty-Eight Weeks Ended January 12, 1998
               and  January  13, 1998                                                         4

               Notes to Financial Statements                                                  5

Item 2.        Management's Discussion and Analysis or Plan of Operation                      5


                             PART II - OTHER INFORMATION


Item 4.        Submission of Matters to a Vote of Security Holders


Item 6.        Exhibits and Reports on Form 8 - K


                        MACHEEZMO MOUSE RESTAURANTS, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                           JANUARY 12,             JUNE 30,
                                                                                               1999                  1998
                                                                                           (UNAUDITED)             (AUDITED)
                                                                                          -------------           -----------
                           ASSETS
Current assets
     Cash and cash equivalents                                                                    $ 37                 $ 341
     Short-term investments in marketable securities                                               411                   511
     Inventories of food and paper                                                                 178                   109
     Non-trade receivables                                                                           4                     -
     Trade receivables                                                                              60
     Other current assets                                                                           16                    67
                                                                                          -------------           -----------
            Total current assets                                                                   706                 1,027

Property and equipment                                                                           1,472                 1,447
Accumalated depreciation                                                                          (853)                 (767)
Other assets                                                                                        20                    21
                                                                                          -------------           -----------
                                                                                               $ 1,345               $ 1,729
                                                                                          -------------           -----------
                                                                                          -------------           -----------
            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                                            $ 171                 $ 235
     Accrued payroll and payroll related expenses                                                   75                   130
     Accrued expenses and other current liabilities                                                 19                    24
                                                                                          -------------           -----------
            Total current liabilities                                                              265                   389

Other deferred liabilities
     Deferred rent expense                                                                          72                    80
     Other liabilities                                                                              45                    45
                                                                                          -------------           -----------
            Total liabilities                                                                      382                   514

Shareholders' equity
     Preferred stock, undesignated, 5000 shares
       authorized, none issued                                                                                      -
     Common stock, 10,000 shares
       authorized, 3,986 shares issued and outstanding                                          10,178                10,178
     Accumulated deficit                                                                        (9,215)               (8,963)
                                                                                          -------------           -----------
            Total shareholders' equity                                                             963                 1,215
                                                                                          -------------           -----------
                                                                                               $ 1,345               $ 1,729
                                                                                          -------------           -----------
                                                                                          -------------           -----------

      The accompanying notes are an integral part of these financial statements.

                        MACHEEZMO MOUSE RESTAURANTS, INC.
                             STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                              TWELVE WEEKS ENDED                    TWENTY-EIGHT WEEKS ENDED
                                                        ------------------------------           -----------------------------
                                                        JANUARY 12,        JANUARY 13,           JANUARY 12,       JANUARY 13,
                                                            1999               1998                  1999              1998
                                                       ---------------    ---------------       ---------------   ---------------
Revenues
     Restaurant operations                                    $ 1,124            $ 1,324               $ 2,795           $ 3,237
     Retail operations                                             47                  -                   244                 -
                                                       ---------------    ---------------       ---------------   ---------------
                                                                1,171              1,321                 3,039             3,237
                                                       ---------------    ---------------       ---------------   ---------------
RESTAURANT OPERATING COSTS:
     Food, beverage and packaging costs                           315                442                   803             1,121
     Restaurant labor                                             419                489                 1,012             1,172
     Other restaurant operating, expenses                         276                313                   680               734
                                                       ---------------    ---------------       ---------------   ---------------
                                                                1,010              1,244                 2,495             3,027
                                                       ---------------    ---------------       ---------------   ---------------
RETAIL OPERATING COSTS:
     Food, beverage and packaging costs                            44                  -                   133                 -
     Other operating, expenses                                     35                  -                    41                 -
                                                       ---------------    ---------------       ---------------   ---------------
                                                                   79                  -                   174                 -
                                                       ---------------    ---------------       ---------------   ---------------
DEPRECIATION AND AMORTIZATION                                      39                 46                    86               108
RETAIL DIVISION EXPENSES                                            -                 25                     -                25
GENERAL AND ADMINISTRATIVE EXPENSES                               220                264                   541               686
                                                       ---------------    ---------------       ---------------   ---------------
                                                                  259              1,579                   627             3,846
                                                       ---------------    ---------------       ---------------   ---------------
OPERATING LOSS                                                 $ (177)            $ (255)               $ (257)           $ (609)
                                                       ---------------    ---------------       ---------------   ---------------
OTHER INCOME (EXPENSE)
     Interest income                                                3                 12                     5                37
     Interest expense                                               -                  -                     -                 -
     Other                                                          -                  -                     -                 -
                                                       ---------------    ---------------       ---------------   ---------------
NET LOSS                                                       $ (174)            $ (243)               $ (252)           $ (572)
                                                       ---------------    ---------------       ---------------   ---------------
                                                       ---------------    ---------------       ---------------   ---------------
BASIC AND DILUTED LOSS PER COMMON SHARE                       $ (0.04)           $ (0.06)              $ (0.06)          $ (0.14)
                                                       ---------------    ---------------       ---------------   ---------------
                                                       ---------------    ---------------       ---------------   ---------------
BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING                             3,986              3,986                 3,986             3,986
                                                       ---------------    ---------------       ---------------   ---------------
                                                       ---------------    ---------------       ---------------   ---------------


      The accompanying notes are an integral part of these financial statements.

                        MACHEEZMO MOUSE RESTAURANTS, INC.
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                TWENTY-EIGHT WEEKS ENDED
                                                                                        -----------------------------------------
                                                                                           JANUARY 12,             JANUARY 13,
                                                                                              1999                    1998
                                                                                           (UNAUDITED)             (UNAUDITED)
                                                                                        ------------------       ----------------
Cash flows from operating activities:
     Net loss                                                                                      $ (252)                $ (572)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
          Depreciation and amortization                                                                86                    108
          Discount amortization on investments                                                          -                      -
          Loss on disposal of equipment                                                                 -                      -
          Net changes in operating assets and liabilities:
               Inventories                                                                            (69)                     7
               Non-trade receivables                                                                   (4)                    87
               Trade receivables                                                                      (60)
               Other current assets                                                                    51                    (45)
               Accounts payable, accrued payroll and expenses,
                  deferred rent and other liabilities                                                (125)                  (202)
          Accrued restructuring expense                                                                                     (137)
                                                                                        ------------------       ----------------
          Net cash used in operating activities                                                      (373)                  (754)
                                                                                        ------------------       ----------------
Cash flows from investing activities:
     Acquisition of property and equipment                                                            (25)                   (40)
     Purchase of marketable securities                                                               (403)                  (501)
     Proceeds from maturity of marketable securities                                                  498                    498
     Increase (decrease) in other assets                                                               (1)                     4
                                                                                        ------------------       ----------------
          Net cash (used in) provided by investing activities                                          69                    (39)
                                                                                        ------------------       ----------------
Cash flows from financing activities:
     Proceeds from exercise of stock options                                                                                   -
                                                                                        ------------------       ----------------
          Net cash provided by financing activities                                                     -                      -
                                                                                        ------------------       ----------------
Net decrease in cash and cash equivalents                                                            (304)                  (793)

Cash and cash equivalents at beginning of period                                                      341                  1,306
                                                                                        ------------------       ----------------
Cash and cash equivalents at end of period                                                           $ 37                    513
                                                                                        ------------------       ----------------
                                                                                        ------------------       ----------------

      The accompanying notes are an integral part of these financial statements.

MACHEEZMO MOUSE RESTAURANTS, INC
NOTES TO FINANCIAL STATEMENTS
(IN THOUSANDS)


1. BASIS OF PRESENTATION

The accompanying unaudited financial statements as of and for the twelve and twenty-eight week periods ended January 12, 1999 and January 13, 1998 have been prepared in conformity with generally accepted accounting principles. The financial information as of June 30. 1998 is derived from the Macheezmo Mouse Restaurants, Inc. (the "Company") financial statements included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998 (fiscal 1998). Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudtied financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentations of the results of the interim period presented. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements for fiscal 1998, as included in the Company's Annual Report on Form 10-KSB for the year then ended. Operating results for the twelve and twenty-eight week periods ended January 12, 1999 and January 13, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 1999 (fiscal
1999), or any portion thereof.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

INTRODUCTION

The Company commenced operations in 1981 with the opening of the first restaurant in Portland, Oregon. As of January 12, 1999 the Company owned and operated 13 restaurants. Four restaurants were closed in Fiscal 1997 and one restaurant was closed in the first quarter of fiscal 1998. In February 1998 the Company closed one additional restaurant in Portland, Oregon. The closing of restaurants affects the comparability of results of operations from period to period.

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

RESULTS OF OPERATIONS

The following is a discussion of the results of operations for the 12 and 28 week periods ended January 12, 1999 and January 13, 1998. The Statement of Operations table sets forth the percentage relationship to net sales, unless otherwise indicated, of certain statement of operations data. The Restaurant Operating Data table sets forth certain restaurant data for the periods indicated.

              STATEMENT OF OPERATIONS DATA

                                                          TWELVE WEEKS ENDED                      TWENTY-EIGHT WEEKS ENDED
                                                    -------------------------------           --------------------------------
                                                     JANUARY 12,        JANUARY 13,            JANUARY 12,         JANUARY 13,
                                                        1999               1998                   1999                1998
                                                     -----------        -----------           ------------         -----------
REVENUES
     Restaurant operations                              96.0%             100.0%                  92.0%              100.0%
     Retail operations                                   4.0                 -                     8.0                  -
                                                     -----------        -----------            -----------         -----------
                                                        100.0              100.0                  100.0               100.0
                                                     -----------        -----------            -----------         -----------
RESTAURANT OPERATING COSTS:
     Food, beverage and packaging costs                 26.9               33.4                   26.4                34.6
     Restaurant labor                                   35.8               36.9                   33.3                36.2
     Other restaurant operating, expenses               23.6               23.6                   22.4                22.7
                                                     -----------        -----------            -----------         -----------
                                                        86.3               93.9                   82.1                93.5
                                                     -----------        -----------            -----------         -----------
RETAIL OPERATING COSTS:
     Food, beverage and packaging costs                  3.7                 -                     4.4                  -
     Other operating, expenses                           3.0                 -                     1.3                  -
                                                     -----------        -----------            -----------         -----------
                                                         6.7                 -                     5.7                  -
                                                     -----------        -----------            -----------         -----------
DEPRECIATION AND AMORTIZATION                            3.3                3.5                    2.8                 3.3
RETAIL DIVISION EXPENSES                                  -                 1.9                     -                  0.8
GENERAL AND ADMINISTRATIVE EXPENSES                     18.8               20.0                   17.8                21.2
                                                     -----------        -----------            -----------         -----------
                                                        22.1               25.4                   20.6                25.3
                                                     -----------        -----------            -----------         -----------
OPERATING LOSS                                         (15.1)             (19.3)                  (8.4)              (18.8)
                                                     -----------        -----------            -----------         -----------
OTHER INCOME (EXPENSE)
     Interest income                                     0.3                0.9                    0.1                 1.1
     Interest expense                                     -                  -                      -                   -
     Other                                                -                  -                      -                   -
                                                     -----------        -----------            -----------         -----------
NET LOSS                                               (14.8)             (18.4)                  (8.3)              (17.7)
                                                     -----------        -----------            -----------         -----------
                                                     -----------        -----------            -----------         -----------

                            RESTAURANT OPERATING DATA

                                                                        TWENTY-EIGHT WEEKS ENDED
                                                                   ----------------------------------
                                                                   JANUARY 12,            JANUARY 13,
                                                                      1999                   1998
                                                                   ------------           -----------
Number of restaurants:
              Open at the beginning of the period                      13                     15
              Opened during the period                                  -                      -
              Closed during the period                                  -                     (1)
                                                                   ------------           -----------
              Open at the end of period                                13                     14
                                                                   ------------           -----------
                                                                   ------------           -----------

TWELVE WEEKS (SECOND QUARTER) AND TWENTY-EIGHT WEEKS (FIRST HALF) ENDED JANUARY 12, 1999 COMPARED TO TWELVE WEEKS (SECOND QUARTER) AND TWENTY-EIGHT WEEKS (FIRST HALF) ENDED JANUARY 13, 1998

SALES, RESTAURANTS. Restaurant sales decreased in the second quarter of fiscal 1999 by 15.1% in comparison to second quarter of fiscal 1998, and decreased in the first half of fiscal 1999 by 13.7% in comparison to first half of fiscal 1998. There were 13 restaurants operating at the end of the second quarter of 1999 compared to 14 restaurants operating in the same fiscal period of 1998. Same store restaurant sales decreased in second quarter of fiscal 1999 in comparison to second quarter of fiscal 1998.

SALES, RETAIL. The retail division was newly formed in the 3rd quarter of fiscal 1998 and therefore no comparable sales are available.

RESTAURANTS OPERATING COSTS

Food, beverage and packaging costs decreased as a percentage of sales by 6.5% in the second quarter of fiscal 1999 compared to same quarter in fiscal 1998, and decreased as a percentage of sales by 8.2% in the first half of fiscal 1999 compared to the first half of fiscal 1998. The Company is aggressively managing its cost of sales and the purchasing relationships with our vendors. This aggressive management has resulted in greatly improved COS numbers.

Restaurant labor expenses consists primarily of restaurant management and hourly employee wages, payroll taxes, worker's compensation and group insurance. Labor expenses decreased as a percentage of sales by 1.1% in the second quarter of fiscal 1999 in comparison to same quarter ending in fiscal 1998, and decreased as a percentage of sales by 2.9% in first half of fiscal 1999 compared to first half of 1998. The decreases were due to efficiencies in operations and salary and hourly management. As reflected in the management of COS, the Company is aggressively managing store level labor costs while at the same time improve the level of customer service for our patrons. The Company's current stores are located in the Portland, Oregon metropolitan area where unemployment is low, which has the effect of increasing wage levels required to attract and retain qualified employees.

Other restaurant operating expenses consist primarily of rent, utilities and miscellaneous supplies and services. Other restaurant operating expenses have remained the same in the second quarter of fiscal 1999 compared to second quarter of fiscal 1998, and decreased as a percentage of sales by 0.3% in the first half of fiscal 1999 compared to first half of fiscal 1998. The decrease is primarily due to efficiencies in operating systems and management.

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

OTHER COSTS

Depreciation and amortization expenses decreased 0.2% in the second quarter of fiscal 1999 compared to second quarter of fiscal 1998, and decreased 0.5% In the first half of fiscal 1999 compared to first half of fiscal 1998. In the fourth quarter of both fiscal 1997 and 1996 the company wrote down closed and existing restaurant assets to their estimated fair market values in accordance with the adoption of Statement of Financial Accounting Standards No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF" (SFAS No. 121), thereby decreasing the amount of related depreciation expenses.

General and administrative expenses decreased as a percentage of sales by 1.2% in the second quarter of fiscal 1999 compared to second quarter of fiscal 1998, and decreased as a percentage of sales by 3.4% in the first half of fiscal 1999 compared to first half of fiscal 1998. The decreases were primarily attributable to the reduction in the number of general and administrative employees, reduction in corporate spending and increased corporate operating efficiencies.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The exhibit filed as part of this report is listed below:

          EXHIBIT NO.
             27          Financial Date Schedule

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the twelve weeks ended January 12, 1999.

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Dated:    February 28th, 1999

                              MACHEEZMO MOUSE RESTAURANTS, INC

                              By:  WILLIAM S. WARREN
                                    President