Form 10QSB
period 1999-04-06
MACHEEZMO MOUSE RESTAURANTS INC
filed 2000-08-11
CIK 928065

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 06, 1999



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


Number of shares of Common Stock outstanding at August 01, 2000: 3,985,630

Transitional Small Business Disclosure Format: Yes __ No X

                           MACHEEZMO MOUSE RESTAURANTS, INC
                                    FORM 10-QSB
                                      INDEX


                            PART 1 - FINANCIAL INFORMATION


                                                                                                         PAGE
                                                                                                         ----
Item 1.                    Financial Statements

                           Balance Sheets - April 06, 1999                                                2

                           Statements of Operations - Twelve Weeks and Forty Weeks
                           Ended  April 06, 1999 and  April 07, 1998                                      3

                           Statements of Cash  Flows - Twelve Weeks and Forty Weeks
                           Ended  April 06, 1999 and  April 07, 1998                                      4



                           Notes to Financial Statements                                                  5


Item 2.                    Management's Discussion and Analysis or Plan of Operation                      5



                                            PART II - OTHER INFORMATION





Item 6.                    Exhibits and Reports on Form 8 - K


                        MACHEEZMO MOUSE RESTAURANTS, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                                                                       6-APR
                                                                                        1999
                                                                                  -----------------
                                ASSETS
Current assets
     Cash and cash equivalents                                                             $    47
     Short-term investments in marketable securities                                           302
     Accounts receivable                                                                        44
     Inventories of food and paper                                                             137
     Other current assets                                                                       32
                                                                                  -----------------
            Total current assets                                                               562

Equipment and Leasehold Improvements net of  depreciation                                      593
Other assets                                                                                    20
                                                                                  -----------------
                                                                                           $ 1,175
                                                                                  =================

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                                          214
     Notes payable                                                                              61
     Accrued payroll and payroll related expenses                                              101
     Accrued expenses and other current liabilities                                             24
                                                                                  -----------------
            Total current liabilities                                                          400

Other deferred liabilities
     Deferred rent expense                                                                      68
                                                                                  -----------------
            Total liabilities                                                                  468

Shareholders' equity
     Preferred stock, undesignated, 5000 shares
       authorized, none issued
     Common stock, 10,000 shares
       authorized, 3,986 shares issued and outstanding                                      10,178
     Accumulated deficit                                                                    (9,471)
            Total shareholders' equity                                                         707
                                                                                  -----------------
                                                                                           $ 1,175
                                                                                  =================

                                          MACHEEZMO MOUSE RESTAURANTS, INC.
                                               STATEMENT OF OPERATIONS
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                     (UNAUDITED)


                                                    TWELVE WEEKS ENDED                    FORTY WEEKS ENDED
                                            -----------------------------------   ----------------------------------
                                              APRIL 06,          APRIL 07,          APRIL 06,          APRIL 07,
                                                 1999               1998               1999              1998
                                            ---------------   -----------------   ---------------   ----------------
REVENUES
      Restaurant Sales                             $   977             $ 1,319           $ 3,772            $ 4,556
      Retail Sales                                 $     -             $     -           $   244            $     -
                                            ---------------   -----------------   ---------------   ----------------
                                                       977               1,319             4,016              4,556
                                            ---------------   -----------------   ---------------   ----------------

RESTAURANT OPERATING COSTS:
     Food, beverage and packaging costs                269                 389             1,072              1,510
     Restaurant labor                                  373                 481             1,385              1,653
     Other restaurant operating expenses               260                 295               940              1,029
                                            ---------------   -----------------   ---------------   ----------------
                                                       902               1,165             3,397              4,192
                                            ---------------   -----------------   ---------------   ----------------

RETAIL OPERATING COSTS:
     Food, beverage and packaging costs                  -                   -               133                  -
     Other operating expenses                            -                  71                41                 96
                                            ---------------   -----------------   ---------------   ----------------
                                                         -                  71               174                 96
                                            ---------------   -----------------   ---------------   ----------------

DEPRECIATION AND AMORTIZATION                           45                  22               131                130
GENERAL AND ADMINISTRATIVE EXPENSES                    269                 292               810                978
                                            ---------------   -----------------   ---------------   ----------------
                                                       314                 314               941              1,108
                                            ---------------   -----------------   ---------------   ----------------

OPERATING LOSS                                     $  (239)            $  (231)          $  (496)           $  (840)
                                            ---------------   -----------------   ---------------   ----------------

OTHER INCOME (EXPENSE)
     Interest income                                                         9                 5                 46
     Interest expense                                   (4)                                   (4)
     Other                                             (13)                 21               (13)                21
                                            ---------------   -----------------   ---------------   ----------------

NET LOSS                                           $  (256)            $  (201)          $  (508)           $  (773)
                                            ===============   =================   ===============   ================

BASIC AND DILUTED LOSS PER COMMON SHARE            $ (0.06)            $ (0.05)          $ (0.13)           $ (0.19)
                                            ===============   =================   ===============   ================

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING                  3,985               3,985             3,985              3,985
                                            ===============   =================   ===============   ================

                        MACHEEZMO MOUSE RESTAURANTS, INC.
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   FORTY WEEKS ENDED
                                                                        -----------------------------------------
                                                                            APRIL 06,               APRIL 07,
                                                                              1999                    1998
                                                                        ------------------       ----------------
Cash flows from operating activities:
     Net loss                                                                      $ (508)                $ (773)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
          Depreciation and amortization                                                87                    149
          Loss on disposal of equipment                                                                       13
          Net changes in operating assets and liabilities:
               Inventories                                                             28                      5
               Non-trade receivables                                                   (4)                    80
               Trade receivables                                                      (40)                     -
               Other current assets                                                   (76)                   (45)
               Accounts payable, accrued payroll and expenses,
                  deferred rent and other liabilities                                (107)                  (196)
                                                                        ------------------       ----------------
          Net cash used in operating activities                                      (620)                  (767)
                                                                        ------------------       ----------------

Cash flows from investing activities:
     Acquisition of property and equipment                                                                   (40)
     Purchase of marketable securities                                                                      (510)
     Sale of marketable securities                                                    209                    498
     Increase (decrease) in other assets                                               (1)                    (5)
                                                                        ------------------       ----------------
          Net cash (used in) provided by investing activities                         208                    (57)
                                                                        ------------------       ----------------

Cash flows from financing activities:
     Borrowing on Line of Credit                                                       51                      -
     Other                                                                             57                      -
                                                                        ------------------       ----------------
          Net cash provided by financing activities                                   118                      -
                                                                        ------------------       ----------------

Net decrease in cash and cash equivalents                                            (294)                  (824)

Cash and cash equivalents at beginning of period                                      341                   1306
                                                                        ------------------       ----------------

Cash and cash equivalents at end of period                                          $  47                 $  482
                                                                        ==================       ================

MACHEEZMO MOUSE RESTAURANTS, INC
NOTES TO FINANCIAL STATEMENTS
(IN THOUSANDS)



1. BASIS OF PRESENTATION


The accompanying unaudited financial statements as of and for the twelve and forty week periods ended April 06, 1999 and April 07, 1998 have been prepared in conformity with generally accepted accounting principles. The financial information as of June 30, 1998 is derived from the Macheezmo Mouse Restaurants, Inc. (the "Company") financial statements included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998 (fiscal 1998). Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudtied financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentations of the results of the interim period presented. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements for fiscal 1998, as included in the Company's Annual Report on Form 10-KSB for the year then ended. Operating results for the twelve and forty week periods ended April 06, 1999 and April 07, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 29, 1999 (fiscal
1999), or any portion thereof.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

INTRODUCTION

The Company commenced operations in 1981 with the opening of the first restaurant in Portland, Oregon. As of April 06, 1999 the Company owned and operated 11 restaurants. Two restaurants were closed in Fiscal 1999. The closing of restaurants affects the comparability of results of operations from period to period.


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

FORWARD - LOOKING INFORMATION.


The statements concerning expected future financing requirements, cost reduction and retail activities constitutes forward -looking statements that are subject to risks and uncertainties. Factors that could materially affect future financing in the event of lower than expected retail and restaurant sales, increased competitive factors ( including increased competition, new product offerings by competitors and price pressures), in sales volume, changes in menu offerings, a longer than expected period to achieve market acceptance of any new menu or retail offerings, a longer than expected period to achieve market acceptance of any new menu or retail offerings and difficulties implementing new menu and retail offerings, as well as unfavorable business conditions and disruptions in the restaurant industry and general economy. Factors that could adversely affect cost reduction and retail activities include, but are not limited to, the industry factors and general business conditions noted above.

RESULTS OF OPERATIONS

The following is a discussion of the results of operations for the 12 and 40 week periods ended April 06, 1999 and April 07, 1998. The statement of operations table sets forth the percentage relationship to net sales, unless otherwise indicated, of certain statement of operations data. The restaurant operating Data table sets forth certain restaurant data for the periods indicated.


              STATEMENT OF OPERATIONS DATA

                                                 TWELVE WEEKS ENDED                         FORTY WEEKS ENDED
                                             -----------------------------------   ------------------------------------
                                                APRIL 06,          APRIL 07,          APRIL 06,           APRIL 07,
                                                  1999               1998               1999                1998
                                             ----------------   ----------------   ----------------    ----------------
REVENUES
     Restaurant operations                        100.0%               100.0%              93.9%             100.0%
     Retail operations                                                                      6.1%
                                                -------              -------            -------            -------
                                                  100.0                100.0              100.0              100.0
                                                -------              -------            -------            -------

RESTAURANT OPERATING COSTS:
     Food, beverage and packaging costs            27.5                 29.6               26.6               33.1
     Restaurant labor                              38.1                 36.5               34.4               36.3
     Other restaurant operating, expenses          26.6                 22.2               23.4               22.6
                                                -------              -------            -------            -------
                                                   92.2                 88.3               84.3               92.0
                                                -------              -------            -------            -------

RETAIL OPERATING COSTS:
     Food, beverage and packaging costs            --                                       3.3
     Other operating expenses                      --                    5.4                1.0                2.1
                                                -------              -------            -------            -------
                                                   --                    5.4                4.3
                                                -------              -------            -------            -------

DEPRECIATION AND AMORTIZATION                       4.6                  1.7                3.3                2.9
GENERAL AND ADMINISTRATIVE EXPENSES                27.5                 22.1               20.1               21.5
                                                -------              -------            -------            -------
                                                   32.1                 23.8               23.4               24.4
                                                -------              -------            -------            -------

OPERATING LOSS                                    (24.3)               (17.5)             (12.1)             (18.4)
                                                -------              -------            -------            -------

OTHER INCOME (EXPENSE)
     Interest income                                                     0.8                0.1                1.0
     Interest expense                                                                      (0.1)
     Other                                         (1.7)                 1.6               (0.3)               0.5
                                                -------              -------            -------            -------

NET LOSS                                          (26.0)               (15.1)             (12.4)             (17.0)
                                                ========             ========            =======           =======

TWELVE WEEKS (THIRD QUARTER) AND FORTY WEEKS (THREE QUARTERS) ENDED APRIL 06, 1999 COMPARED TO TWELVE WEEKS (THIRD QUARTER) AND FORTY WEEKS (THREE QUARTERS) ENDED APRIL 07, 1998.


SALES, RESTAURANTS. Restaurant sales decreased in the third quarter of fiscal 1999 by 25.9% in comparison to third quarter of fiscal 1998, and decreased in the three-quarters ending of fiscal 1999 in comparison to fiscal 1998 by 11.8%.


RESTAURANTS OPERATING COSTS


Food, beverage and packaging costs decreased as a percentage of sales by 2.1% in the third quarter of fiscal 1999 compared to same quarter in fiscal 1998, and decreased as a percentage of sales by 6.5% in the three-quarters ending of fiscal 1999 in comparison to fiscal 1998. The Company is aggressively managing its cost of sales and the purchasing relationships with our vendors. This aggressive management has resulted in greatly improved COS numbers.

Restaurant labor expenses consists primarily of restaurant management and hourly employee wages, payroll taxes, worker's compensation and group insurance. Labor expenses Increased as a percentage of sales by 1.6% in the third quarter of fiscal 1999 in comparison to same quarter ending in fiscal 1998, and decreased as a percentage of sales by 1.9% in the three-quarters ending of fiscal 1999 in comparison to fiscal 1998. The decreases were due to efficiencies in operations and salary and hourly management. As reflected in the management of COS, the Company is aggressively managing store level labor costs while at the same time improve the level of customer service for our patrons. The Company's current stores are located in the Portland, Oregon metropolitan area where unemployment is low, which has the effect of increasing wage levels required to attract and retain qualified employees.


Other restaurant operating expenses consist primarily of rent, utilities and miscellaneous supplies and services. Other restaurant operating expenses Increased as a percentage of sales by 4.2% in the third quarter of fiscal 1999 compared to third quarter of fiscal 1998, and Increased as a percentage of sales by 0.8% in the three-quarters ending of fiscal 1999 in comparison to fiscal 1998.


Retail operating costs consists of food, packaging and other operating expenses. Retail costs decreased in the third quarter of fiscal 1999 by 5.4% in comparison to same quarter ending in fiscal 1998, this decrease in expenses was due to sale of retail division earlier in the year, However retail expenses increased as a percentage of sale by 2.2% for the three-quarters ending of fiscal 1999 in comparison to fiscal 1998.

OTHER COSTS

Depreciation and amortization expenses Increased 2.9% in the third quarter of fiscal 1999 compared to third quarter of fiscal 1998, and Increased 0.3% in the three-quarters ending of fiscal 1999 in comparison to fiscal 1998. In the fourth quarter of both fiscal 1997 and 1996 the company wrote down closed and existing restaurant assets to their estimated fair market values in accordance with the adoption of Statement of Financial Accounting Standards No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF" (SFAS No. 121), thereby decreasing the amount of related depreciation expenses.

General and administrative expenses Increased as a percentage of sales by 5.4% in the third quarter of fiscal 1999 compared to third quarter of fiscal 1998, and decreased as a percentage of sales by 1.4% in the three-quarters ending of fiscal 1999 in comparison to fiscal 1998.

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

         No reports on Form 8-K were filed.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   August 01, 2000

                                              MACHEEZMO MOUSE RESTAURANTS, INC

                                              By:      Michael R Swartz
                                                       President